Form 10-Q
period 2006-06-30
Fox Chase Bancorp Inc
filed 2006-09-25
CIK 1359111

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-32971

Fox Chase Bancorp, Inc.

(Exact name of registrant as specified in its charter)

United States	To Be Applied For
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4390 Davisville Road, Hatboro, Pennsylvania	19040
(Address of principal executive offices)	(Zip Code)

(215) 682-7400

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of September 25, 2006, there were no shares of the registrant’s common stock outstanding.

EXPLANATORY NOTE

Fox Chase Bancorp, Inc. (the “Company”), in formation, filed a Registration Statement on Form S-1 (the “Form S-1”), as amended, with the Securities and Exchange Commission (“SEC”), which the SEC declared effective on August 11, 2006. The Registration Statement included financial statements for the interim period ended March 31, 2006. Therefore, the Company is filing this Form 10-Q pursuant to Rule 13a-13 of the Securities Exchange Act of 1934, as amended, in order to file financial statements for the first fiscal quarter subsequent to the quarter reported in the Form S-1.

FOX CHASE BANCORP, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Fox Chase Bancorp, Inc. (the “Company”) has not yet been organized and will be formed upon completion of the mutual holding company reorganization of Fox Chase Bank (the “Bank”). After completion of the reorganization, the Company will become a federally chartered mid-tier stock holding company of the Bank and will own all of the Bank’s capital stock. The Company is not currently an operating company and, therefore, the information presented in this report is on a consolidated basis for the Bank and its subsidiary. See note 2 to the unaudited consolidated financial statements.

FOX CHASE BANK

Consolidated Statements of Condition

(In Thousands)

	June 30, 2006	December 31, 2005
	(unaudited)
ASSETS

Cash and due from banks	$5,177	$3,761
Interest-earning demand deposits in other banks	30,587	42,325

Total cash and cash equivalents	35,764	46,086
Interest-earning time deposits in other banks	600	600
Investment securities available-for-sale	123,366	141,783
Mortgage related securities available-for-sale	185,680	187,721
Loans held for sale	1,153	357
Loans, net of allowance for loan losses of $7,966 at June 30, 2006; and $8,349 at December 31, 2005	348,842	366,393
Federal Home Loan Bank stock, at cost	4,568	4,146
Assets acquired through foreclosure	—	107
Bank-owned life insurance	11,107	10,897
Premises and equipment	14,788	14,153
Accrued interest and dividends receivable	3,359	3,301
Mortgage servicing rights	1,221	1,168
Deferred tax asset, net	3,389	2,811
Other assets	1,702	1,768

Total assets	$735,539	$781,291

LIABILITIES AND EQUITY

LIABILITIES
Deposits	$638,630	$682,307
Federal Home Loan Bank advances	30,000	30,000
Advances from borrowers for taxes and insurance	2,989	2,503
Accrued interest payable	262	268
Accrued expenses and other liabilities	920	2,692

Total liabilities	672,801	717,770

Commitments and contingencies (Note 10)

EQUITY

Retained earnings	66,510	65,911
Accumulated other comprehensive loss, net	(3,772)	(2,390)

Total equity	62,738	63,521

Total liabilities and equity	$735,539	$781,291

See accompanying notes to the unaudited consolidated financial statements.

FOX CHASE BANK

Consolidated Statements of Operations

(Unaudited)

(In Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
INTEREST INCOME
Interest and fees on loans	$5,243	$7,122	$10,668	$14,450
Interest on mortgage related securities	2,148	1,387	4,034	2,821
Interest on investment securities available-for-sale:
Taxable	1,050	724	1,960	1,547
Non-taxable	238	193	445	382
Dividend income	58	211	251	444
Other interest income	270	138	533	320

Total Interest Income	9,007	9,775	17,891	19,964

INTEREST EXPENSE
Deposits	4,693	4,810	9,178	9,662
Advances from the Federal Home Loan Bank	366	370	733	736

Total Interest Expense	5,059	5,180	9,911	10,398

Net Interest Income	3,948	4,595	7,980	9,566

Credit for loan losses	(383)	(25)	(383)	(25)

Net Interest Income after Credit for Loan Losses	4,331	4,620	8,363	9,591

NONINTEREST INCOME
Service charges and other fee income	280	260	475	446
Net gain (loss) on sale of:
Loans	47	369	34	375
Assets acquired through foreclosure	—	6	85	6
Fixed assets	(1)	(125)	(1)	(125)
Securities	—	(12)	(18)	47
Income on bank-owned life insurance	106	130	210	234
Other	156	101	230	190

Total Noninterest Income	588	729	1,015	1,173

NONINTEREST EXPENSE
Salaries, benefits and other compensation	2,234	1,485	4,329	3,605
Occupancy expense	422	395	771	871
Furniture and equipment expense	219	196	402	369
Data processing costs	388	324	716	643
Professional fees	287	164	768	310
Marketing expense	159	106	241	207
FDIC premiums	313	28	654	56
Other	664	455	990	880

Total Noninterest Expense	4,686	3,153	8,871	6,941

Income before Income Taxes	233	2,196	507	3,823

INCOME TAX PROVISION (BENEFIT)	(97)	640	(92)	1,100

Net Income	$330	$1,556	$599	$2,723

See accompanying notes to the unaudited consolidated financial statements.

FOX CHASE BANK

Consolidated Statements of Changes in Equity

Six Months Ended June 30, 2006

(Unaudited)

(In Thousands)

	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance - December 31, 2005	$65,911	$(2,390)	$63,521
Net income (unaudited)	599	—	599
Net change in unrealized losses on securities available-for-sale, net of taxes (unaudited)	—	(1,382)	(1,382)

Balance - June 30, 2006 (unaudited)	$66,510	$(3,772)	$62,738

See accompanying notes to the unaudited consolidated financial statements.

FOX CHASE BANK

Consolidated Statements of Cash Flows

(Unaudited)

(In Thousands)

	Six Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net income	$599	$2,723
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Provision (credit) for loan losses	(383)	(25)
Provision for depreciation	807	555
Net amortization of securities premiums and discounts	831	935
Provision for deferred income taxes	190	228
Origination of loans held for sale	(10,081)	—
Proceeds from sale of loans held for sale	9,319	—
Net realized losses (gains) on sales of assets acquired through foreclosure and fixed assets	(84)	119
Net loss (gain) on sale and impairment of securities	18	(47)
Net gain on sales of loans and loans held for sale	(34)	(375)
Earnings on investment in bank-owned life insurance	(210)	(234)
Mortgage servicing rights capitalized	(112)	(820)
Mortgage servicing rights amortized	59	217
Increase in accrued interest and dividends receivable and other assets	20	(565)
Decrease in accrued interest payable, accrued expenses and other liabilities	(1,778)	148

Net cash (used) provided by operating activities	(839)	2,859

Cash Flows from investing activities:
Net maturities (purchases) of interest-earning time deposits in other banks	—	1,549
Investment securities available for sale :
Purchases	(27,849)	(324)
Proceeds from sales	17,207	15,999
Proceeds from maturities, calls and principal repayments	29,016	—
Mortgage related securities – AFS:
Purchases	(32,151)	(53,697)
Proceeds from sale	—	9,808
Proceeds from maturities, calls and principal repayments	31,224	31,673
Net decrease in loans	17,934	17,231
Proceeds from sales of loans	—	80,694
Proceeds from sale of assets acquired through foreclosure	192	—
Net (increase) decrease in Federal Home Loan Bank stock	(422)	74
Purchases of premises and equipment	(1,443)	(593)

Net cash provided by investing activities	33,708	102,414

Cash flows from financing activities:
Net decrease in deposits	(43,677)	(53,112)
Increase in advances from borrowers for taxes and insurance	486	742

Net cash used by financing activities	(43,191)	(52,370)

Net increase (decrease) in cash and cash equivalents	(10,322)	52,903

Cash and cash equivalents – Beginning of period	46,086	43,722

Cash and cash equivalents – End of period	$35,764	$96,625

Supplementary cash flows information:
Interest paid	$9,853	$10,402

Income taxes paid	595	—

Net change in other comprehensive loss	(1,382)	(486)

See accompanying notes to the unaudited consolidated financial statements

FOX CHASE BANK

Notes to the Unaudited Consolidated Financial Statements

NOTE 1-PRINCIPLES OF CONSOLIDATION AND PRESENTATION

The unaudited consolidated financial statements include the accounts of Fox Chase Bank (Bank) and its wholly owned subsidiary, Fox Chase Financial, Inc. Fox Chase Financial, Inc. is a Delaware chartered investment holding company and its sole purpose is to manage and hold investment securities. All material intercompany transactions and balances have been eliminated in consolidation. Prior amounts are reclassified, when necessary, to conform to the current year’s presentation.

Fox Chase Bank follows accounting principles and reporting practices which are in compliance with U.S. generally accepted accounting principles (“GAAP”). The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation and realizability of deferred tax assets, the evaluation of mortgage servicing rights and the evaluation of other than temporary impairment of investments.

The consolidated financial statements and related notes as of June 30, 2006 and for the three and six months ended June 30, 2006 and 2005 are unaudited, but in the opinion of management, include all adjustments, and consists of normal recurring adjustments, which are necessary for a fair presentation of financial position, results of operations and cash flows. Except for $63,000 in after tax charges for accounting errors related to prior periods, no adjustments were made other than normal recurring entries. Such adjustments primarily relate to a pre-tax charge of $232,000 related to errors in prior periods in the procedures for closing and reconciling transactions in our automated teller machine system, offset by a $75,000 reduction in a tax contingency reserve due to a reevaluation of our tax position. The reconciliations errors were discovered by management in July 2006. An analysis of the materiality of these adjustments was completed, and management concluded that these items are not material to any of the current or historical periods presented herein.

These financial statements do not contain all necessary disclosures required by GAAP and therefore should be read in conjunction with the audited financial statements and the notes thereto included in Fox Chase Bancorp, Inc.’s Registration Statement on Form S-1, as amended, initially filed with the Securities and Exchange Commission on May 16, 2006. These financial statements do include all adjustments which management believes were necessary in order to conform them to GAAP. The results for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006.

NOTE 2-MUTUAL HOLDING COMPANY REORGANIZATION AND MINORITY STOCK ISSUANCE

The Board of Directors of the Bank unanimously adopted a Plan of Reorganization and Stock Issuance (the “Plan of Reorganization”) on April 21, 2006 pursuant to which, the Bank will (i) convert to a stock savings bank (the “Stock Bank”) as the successor to the Bank in its current mutual form; (ii) organize Fox Chase Bancorp, Inc. a stock holding company as a federally chartered corporation, which will own 100% of the common stock of the Stock Bank; and (iii) organize Fox Chase MHC, a mutual holding company as a federally chartered mutual holding company, which will own at least 51% of the common stock of Fox Chase Bancorp so long as Fox Chase MHC remains in existence. The Stock Bank will succeed to the business and operations of the Bank in its mutual form and Fox Chase Bancorp will sell a minority interest in its common stock in a public stock offering.

The Plan of Reorganization, which was approved by the Office of Thrift Supervision, must be approved by the Bank’s members.

Following the completion of the reorganization, all members who had membership or liquidation rights with respect to the Bank as of the effective date of the reorganization will continue to have such rights solely with respect to Fox Chase MHC so long as they continue to hold deposit accounts and/or loans with the Bank. In addition, all persons who become depositors of the Bank subsequent to the reorganization will have such membership and liquidation rights with respect to Fox Chase MHC.

NOTE 2 - MUTUAL HOLDING COMPANY REORGANIZATION AND MINORITY STOCK ISSUANCE (CONTINUED)

In connection with the Plan of Reorganization, Fox Chase Bancorp plans to establish the Fox Chase Bank Charitable Foundation (the ”Foundation”). The Foundation will be funded with 135,000 shares of Fox Chase Bancorp’s outstanding shares of common stock and $150,000 in cash.

Reorganization costs have been deferred and will be deducted from the proceeds of the shares sold in the reorganization. If the conversion is not completed, all costs will be charged to expense. At June 30, 2006, approximately $745,000 of reorganization costs had been deferred and are currently accounted for in other assets.

NOTE 3 - INVESTMENT AND MORTGAGE RELATED SECURITIES

The amortized cost and fair value of securities available-for-sale as of June 30, 2006 and December 31, 2005 are summarized as follows:

	June 30, 2006 (Unaudited)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Obligations of U.S. government agencies	$93,317	$—	$(1,384)	$91,933
State and political subdivisions	24,128	47	(515)	23,660
Corporate debt securities	7,854	—	(81)	7,773
Mutual funds	—	—	—	—

	125,299	47	(1,980)	123,366
Mortgage related securities	189,544	142	(4,006)	185,680

Total securities	$314,843	$189	$(5,986)	$309,046

	December 31, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Obligations of U.S. government agencies	$99,602	$30	$(1,324)	$98,308
State and political subdivisions	18,863	116	(171)	18,808
Corporate debt securities	7,926	—	(323)	7,603
Mutual funds	17,064	—	—	17,064

	143,455	146	(1,818)	141,783
Mortgage related securities	189,698	311	(2,288)	187,721

Total securities	$333,153	$457	$(4,106)	$329,504

NOTE 3 - INVESTMENT AND MORTGAGE RELATED SECURITIES (CONTINUED)

The following tables shows gross unrealized losses and fair value of securities, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2006:

	June 30, 2006 (Unaudited)
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Obligations of U.S. government agencies	$38,896	$(357)	$53,037	$(1,028)	$91,933	$(1,385)
State and political subdivisions	14,541	(371)	3,201	(143)	17,742	(514)
Corporate debt securities	—	—	7,772	(81)	7,772	(81)
Mortgage related securities	90,253	(1,696)	73,993	(2,311)	164,246	(4,007)

Total securities	$143,690	(2,424)	138,003	(3,563)	281,693	(5,987)

	December 31, 2005
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Obligations of U.S. government agencies	$21,712	$(289)	$65,330	$(1,035)	$87,042	$(1,324)
State and political subdivisions	7,619	(78)	2,993	(93)	10,612	(171)
Corporate debt securities	1,943	(91)	5,660	(232)	7,603	(323)
Mortgage related securities	87,071	(858)	56,462	(1,430)	143,533	(2,288)

Total securities	$118,345	(1,316)	130,445	(2,790)	248,790	(4,106)

NOTE 4 - LOANS

The composition of net loans at June 30, 2006 and December 31, 2005 is provided below (in thousands).

	June 30, 2006	December 31, 2005
	(Unaudited)
Real estate loans:
One-to-four-family	$217,125	$228,476
Multi-family and commercial	47,493	32,923
Construction	7,030	31,015

	271,648	292,414

Consumer loans:
Home equity	72,337	65,003
Automobile	1,064	1,280
Lines of credit	11,917	16,269
Other	187	188

	85,505	82,740

Commercial loans	185	175

Total Loans	357,338	375,329

Unearned loan origination fees, net	(530)	(587)
Allowance for loan losses	(7,966)	(8,349)

Net Loans	$348,842	$366,393

NOTE 4 – LOANS (CONTINUED)

The Bank had approximately $38.5 million and $52.7 million of commercial mortgage and construction loans concentrated in the Southern New Jersey shore area at June 30, 2006 and December 31, 2005. Other than the construction loans in Southern New Jersey, a majority of the Bank’s loans are in the geographic areas near the Bank’s branches in Southeastern Pennsylvania and New Jersey.

The following table presents changes in the allowance for loan losses (in thousands):

	Six Months Ended June 30,		Year Ended December 31,
	2006	2005	2005
	(Unaudited)
Allowance at beginning of period	$8,349	$14,391	$14,391
Provision (credit) for loan losses	(383)	(25)	(6,025)
Loans charged off	—	(17)	(17)

Allowance at end of period	$7,966	$14,349	$8,349

NOTE 5 – MORTGAGE SERVICING ACTIVITY

Loans serviced for others are not included in the accompanying consolidated statements of condition. The unpaid principal balances of these loans were $137,359,000 and $145,399,000 at June 30, 2006 and 2005, respectively and $136,584,000 at December 31, 2005.

The following summarizes mortgage servicing rights for the six months ended June 30, 2006 and 2005 and the year ended December 31, 2005 (in thousands):

	Six Months Ended June 30,		Years Ended December 31,
	2006	2005	2005
	(Unaudited)
Balance, beginning	$1,168	$637	$637
Mortgage servicing rights capitalized	112	820	643
Mortgage servicing rights amortized	(59)	(217)	(112)

Balance, ending	$1,221	$1,240	$1,168

For the periods ended June 30, 2006 and December 31, 2005, the fair value of the mortgage servicing rights (“MSRs”) is $1,515,000 (unaudited) and $1,291,000, respectively. The fair value of the MSRs for these periods was determined using a third-party valuation model that calculates the present value of estimated future servicing income. The model incorporates assumptions that market participants use in estimating future net servicing income, including estimates of prepayment speeds and discount rates. Mortgage loan prepayment speed is the annual rate at which borrowers are forecasted to repay their mortgage loan principal and is based on historical experience. The discount rate used to determine the present value of future net servicing income - another key assumption in the model - is the required rate of return the market would expect for an asset with similar risk. Both assumptions can, and generally will, change quarterly valuations as market conditions and interest rates change.

NOTE 6 - DEPOSITS

Deposits and their respective weighted average interest rate at June 30, 2006 and December 31, 2005 consist of the following (dollars in thousands):

	June 30, 2006		December 31, 2005
	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate	Amount
	(Unaudited)
Non-interest bearing demand accounts	—%	$38,337	—%	$37,876
NOW accounts	1.54	66,895	1.64	87,072
Money market accounts	1.05	23,551	0.90	27,975
Savings and club accounts	0.82	74,106	0.72	80,098
Certificates of deposit	3.99	435,741	3.67	449,286

	3.02%	$638,630	2.75%	$682,307

NOTE 7 – FEDERAL HOME LOAN BANK ADVANCES

Pursuant to collateral agreements with the FHLB, advances are secured by qualifying first mortgage loans, qualifying fixed-income securities, FHLB stock and an interest-bearing demand deposit account with the FHLB. As of June 30, 2006, the Bank has $34,500,000 in qualifying collateral pledged against its advances.

Maturity Date	Interest Rate	Strike Rate	Amount
			(in thousands)
August 2011	4.89%	7.50%	$20,000
August 2011	4.87%	7.50%	10,000

			$30,000

If the Comparative Rate Index (three-month LIBOR) is greater than or equal to the Strike Rate 15 calendar days prior to the 1st Possible Conversion Date or any subsequent Possible Conversion Date, the FHLB will notify the Bank 10 calendar days prior to conversion to an adjustable-rate Advance equal to three-month LIBOR (5.48% at June 30, 2006) plus .2175% on a quarterly basis. The Bank has the option to repay these advances at each of the option dates without penalty. Accordingly, the contractual maturities above may differ from actual maturities.

The Bank has a maximum borrowing capacity with the Federal Home Loan Bank of approximately $489.0 million at June 30, 2006.

NOTE 8 - COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) for the six months ended June 30, 2006 and 2005 and the year ended December 31, 2005 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net income	$330	$1,556	$599	$2,723

Other comprehensive loss:
Unrealized holding losses arising during the period, net of taxes	(864)	874	(1,394)	(455)
Less: Reclassification adjustment for gains (losses) included in net income (loss)	—	8	(12)	31

Other comprehensive (loss) income	(864)	866	(1,382)	(486)

Comprehensive (loss) income	(534)	2,422	(783)	2,237

NOTE 9 – RECENT ACCOUNTING POLICIES

In February 2006, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 155, Accounting for Certain Hybrid Financial Instruments. This Statement amends SFAS No. No. 133 and No. 140. This Statement resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” This Statement:

a) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation;

b) clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133;

c) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation;

d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and

e) amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.

This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The fair value election provided for in paragraph 4(c) of this Statement may also be applied upon adoption of this Statement for hybrid financial instruments that had been bifurcated under paragraph 12 of SFAS No. 133 prior to the adoption of this Statement. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including financial statements for any interim period for that fiscal year. Provisions of this Statement may be applied to instruments that an entity holds at the date of adoption on an instrument-by-instrument basis. The Bank did not early adopt SFAS 155. The Bank has not yet determined whether this Statement will have a material impact on its consolidated financial statements upon adoption.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets, an amendment of SFAS No. 140.” SFAS No. 156 amends SFAS No. 140 with respect to the accounting for separately recognized servicing assets and servicing liabilities by requiring an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract; requires all separately recognized servicing assets and liabilities to be initially measured at fair value, if practical; and permits an entity to choose either of the following methods by which it will subsequently measure each class of separately recognized servicing assets and liabilities:

NOTE 9 – RECENT ACCOUNTING POLICIES (CONTINUED)

1.	Amortization method-Amortize the servicing assets or liabilities in proportion to and over the period of estimated net servicing income or loss and assess servicing assets and liabilities for impairment or increase obligation based on the fair value at each reporting period.

2.	Fair value measurement method-Measure servicing assets or liabilities at fair value at each reporting date and report changes in fair value in earnings in the period in which the change occurs.

SFAS No. 156 is effective for fiscal years beginning after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued its financial statements, including interim financial statements, for any period of that fiscal year. After analyzing the effects of the statement, the Bank does not believe that the adoption of this statement will have a material impact on its results of operations or financial position.

In September 2006, the Securities and Exchange Commission (the “SEC’) Staff issued Staff Accounting Bulletin No. 108 (the “SAB”) addressing how the effects of prior-year uncorrected financial statement misstatements should be considered in current-year financial statements. The SAB requires registrants to quantify misstatements using both balance-sheet and income-statement approaches and to evaluate whether either approach results in quantifying an error that is material in light of relative quantitative and qualitative factors. The SAB does not change the SEC staff’s previous guidance in SAB 99 on evaluating the materiality of misstatements.

SAB 108 addresses the mechanics of correcting misstatements that include the effects from prior years. Additionally, SAB 108 requires registrants to apply the new guidance for the first time that it identifies material errors in existence at the beginning of the first fiscal year ending after November 15, 2006 by correcting those errors through a one-time cumulative effect adjustment to beginning-of-year retained earnings. The Bank is evaluating this SAB and has not yet determined the impact on its results of operations or financial position.

NOTE 10- LEGAL PROCEEDINGS

Fox Chase Bank is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to its financial condition and results of operations.

On April 28, 2006, Gregory S. Cipa, the former President and Chief Executive Officer of Fox Chase Bank, filed a complaint against Fox Chase Bank in the Civil Division of the Court of Common Pleas of Bucks County, Pennsylvania. In the complaint, Mr. Cipa seeks payment of amounts he states he is owed under various compensation arrangements he claims were in place with Fox Chase Bank. Mr. Cipa seeks monetary damages the amount of which is unspecified but is stated to be in excess of $50,000 to be determined at trial and the payment of attorneys’ fees and litigation costs. On May 23, 2006, Fox Chase Bank answered the complaint and filed a counterclaim. Mr. Cipa answered the counterclaim on June 9, 2006. The parties are currently in discovery. Fox Chase Bank believes this action is without merit and intends to vigorously pursue this action.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Forward-Looking Statements

This quarterly report contains forward-looking statements that are based on assumptions and may describe future plans, strategies and expectations of Fox Chase Bank. These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. Fox Chase Bank’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of Fox Chase Bank and its subsidiary include, but are not limited to, changes in interest rates, national and regional economic conditions, legislative and regulatory changes, monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality and composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Bank’s market area, changes in real estate market values in the Bank’s market area, changes in relevant accounting principles and guidelines and inability of third party service providers to perform.

These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, The Company does not undertake, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

Critical Accounting Policies

We consider accounting policies involving significant judgments and assumptions by management that have, or could have, a material impact on the carrying value of certain assets or on income to be critical accounting policies. We consider the following to be our critical accounting policies: allowance for loan losses, deferred income taxes, mortgage servicing rights, and other-than-temporary impairment of securities.

Allowance for Loan Losses. The allowance for loan losses is maintained at a level representing management’s best estimate of known and inherent losses in the loan portfolio, based on management’s evaluation of the portfolio’s collectibility. The allowance is established through the provision for loan losses, which is charged against income. Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment. Among the material estimates required to establish the allowance are: loss exposure at default; the amount and timing of future cash flows on impacted loans; value of collateral; and determination of loss factors to be applied to the various elements of the portfolio. All of these estimates are susceptible to significant change. Management reviews the level of the allowance on a quarterly basis and establishes the provision for loan losses based upon an evaluation of the portfolio, past loss experience, current economic conditions and other relevant factors related to the collectibility of the loan portfolio. Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation. In addition, the Office of Thrift Supervision, as an integral part of its examination process, periodically reviews our allowance for loan losses. Such agency may require us to recognize adjustments to the allowance based on its judgments about information available to it at the time of its examination. A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would negatively affect earnings.

Deferred Income Taxes. We use the asset and liability method of accounting for income taxes as prescribed in Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. If current available information raises doubt as to the realization of the deferred tax assets, a valuation allowance is established. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We exercise significant judgment in evaluating the amount and timing of recognition of the resulting tax liabilities and assets. These judgments require us to make projections of future taxable income. The judgments and estimates we make in determining our deferred tax assets, which are inherently subjective, are reviewed on a continual basis as regulatory and business factors change. Any reduction in estimated future taxable income may require us to record an additional valuation allowance against our deferred tax assets. An additional valuation allowance would result in additional income tax expense in the period, which would negatively affect earnings.

Mortgage Servicing Rights. Mortgage servicing rights associated with loans originated and sold, where servicing is retained, are capitalized and included in other intangible assets in the consolidated balance sheet. The value of the capitalized servicing rights represents the present value of the future servicing fees arising from the right to service loans in the portfolio. Critical accounting policies for mortgage servicing rights relate to the initial valuation and subsequent impairment tests. The methodology used to determine the valuation of mortgage servicing rights requires the development and use of a number of estimates, including anticipated principal amortization and prepayments of that principal balance. Events that may significantly affect the estimates used are changes in interest rates, mortgage loan prepayment speeds and the payment performance of the underlying loans. The carrying value of the mortgage servicing rights is periodically reviewed for impairment based on a disaggregated impairment test based on fair value. Impairment, if any, is recognized through a valuation allowance and is recorded as amortization of intangible assets.

Other-Than-Temporary Impairment of Securities. Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and Staff Accounting Bulletin 59, “Noncurrent Marketable Equity Securities,” require companies to perform periodic reviews of individual securities in their investment portfolios to determine whether decline in the value of a security is other than temporary. A review of other-than-temporary impairment requires companies to make certain judgments regarding the nature of the decline, its effect on the financial statements and the probability, extent and timing of a valuation recovery and the company’s intent and ability to hold the security.

Pursuant to these requirements, we assess valuation declines to determine the extent to which such changes are attributable to (1) fundamental factors specific to the issuer, such as financial condition, business prospects or other factors or (2) market-related factors, such as interest rates or equity market declines. If the decline in the market value of a security is determined to be other than temporary, we reduce the book value of such security to its current market value, recognizing the decline as a realized loss on the income statement.

Comparison of Financial Condition at June 30, 2006 and December 31, 2005

Total assets decreased by $45.8 million, or 5.9%, from December 31, 2005 to June 30, 2006, primarily due to a decrease in securities of $20.5 million, a decrease in loans receivable of $17.6 million and a decrease in cash and cash equivalents of $10.3 million. The decrease in securities was primarily due to the maturing and the paying down of existing lower-yielding securities. In addition, the Bank sold $17.2 million of mutual fund investments in the first quarter of 2006. The decrease in loans was primarily due to a $24.0 million decrease in construction loans, a $11.4 million decrease in one-to four-family residential real estate loans, offset by an increase of $14.6 million in multi-family and commercial real estate loans. Construction loans decreased as management continued to strive to reduce from the portfolio the acquisition, development and construction loans originated by former management in the southern New Jersey shore area. One-to four-family residential real estate loans decreased due to the sale of $9.5 million in longer-term fixed-rate loans in the secondary market, with servicing retained, in an effort to manage interest rate risk. Multi-family and commercial real estate loans increased due to the commercial lending professionals hired in March and April of 2006. Cash and cash equivalents decreased as such funds were used to fund the outflow of deposit balances.

Deposits decreased $43.7 million, or 6.4%, from $682.3 million at December 31, 2005 to $638.6 million at June 30, 2006 primarily as a result of decreases in certificates of deposit and savings accounts due to the high level of competition and the nature of the single-relationship the Bank has with its depositors.

Equity decreased by $783,000, or 1.2%, from $63.5 million at December 31, 2005 to $62.7 million at June 30, 2006 as a result of an increase in unrealized losses on available for sale investments of $1.4 million, offset by $599,000 in net income.

Comparison of Operating Results for the Three and Six Months Ended June 30, 2006 and 2005

General. Net income decreased $1.2 million for the three months ended June 30, 2006 compared to the three months ended June 30, 2005, primarily due to a $1.5 million increase in noninterest expense and a $768,000 decrease in interest income, offset by a $97,000 income tax credit for the period and a $383,000 credit to the allowance for loan losses.

Net income decreased $2.1 million for the six months ended June 30, 2006 compared to the six months ended June 30, 2005, primarily due to $1.9 million increase in noninterest expense and a $2.1 million decrease in interest income, offset by a $487,000 decrease in interest expense, a $92,000 income tax credit for the period and a $383,000 credit to the allowance for loan losses.

Net Interest Income. Net interest income decreased $647,000, or 14.1%, to $3.9 million for the three months ended June 30, 2006 compared to the year earlier period primarily due to a decrease in the average balance of interest-earning assets of $78.7 million, offset by an increase in the average yield on earning assets from 4.89% to 5.04%. The decrease in the average balance of interest-earning assets was primarily due to the decrease in loans and securities. Increases in the average yield were primarily the result of increases in market interest rates. During the same period, the average balance of interest-bearing liabilities decreased by $119.8 million due to a decrease in deposits, offset by an increase in the average cost of interest-bearing liabilities from 2.74% to 3.18% primarily as a result of increases in market interest rates.

Net interest income decreased $1.6 million, or 16.6%, to $8.0 million for the six months ended June 30, 2006 compared to the six months ended June 30, 2005. The decrease was primarily due to a $97.8 million decrease in average interest-earning assets primarily attributable to a decrease in loans and securities, offset by an increase in average yield on interest-earning assets from 4.82% to 4.94%. The increase in average yield was primarily due to an increase in market interest rates. During the same period the average balances on interest-bearing liabilities decreased by $127.7 million due to an decrease in deposits, offset by an increase in the average cost of interest-bearing liabilities from 2.70% to 3.09% due to an increase in market interest rates.

The following table summarizes average balances and average yields and costs of interest-earning assets and interest-bearing liabilities for the three and six months ended June 30, 2006 and 2005. Yields are not presented on a tax-equivalent basis. Any adjustments necessary to present yields on a tax-equivalent basis are insignificant. (See also nonperforming loan table).

	Three Months Ended June 30,						Six Months Ended June 30,
	2006			2005			2006			2005
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Interest-bearing demand deposits	$21,910	$270	4.93%	$17,838	$138	3.09%	$23,420	$533	4.55%	$23,066	$320	2.77%
Mortgage-backed securities	199,026	2,148	4.32	187,216	1,387	2.96	195,249	4,034	4.13	185,114	2,821	3.05
Taxable securities	113,087	1,108	3.92	116,652	935	3.21	120,062	2,211	3.68	123,504	1,991	3.22
Nontaxable securities	23,619	238	4.03	18,497	193	4.17	22,009	445	4.04	18,495	382	4.13
Loans	357,433	5,243	5.87	459,584	7,122	6.20	363,823	10,668	5.86	477,395	14,450	6.05
Allowance for loan losses	(8,345)	—	—	(14,366)	—	—	(8,347)	—		(13,545)	—	—
Net loans	349,088	—	—	445,218	—	—	355,476	—		463,850	—	—

Total interest-earning assets	706,730	9,007	5.04	785,421	9,775	4.89	716,216	17,891	4.94	814,029	19,964	4.82
Noninterest-earning assets	37,949			69,168			37,672			56,164

Total assets	$744,679			$854,589			$753,888			$870,193

Liabilities and equity:
NOW and money market deposit accounts	$96,764	$357	1.48%	$143,316	533	1.49%	$102,722	738	1.45%	$155,600	1,169	1.52%
Savings accounts	74,903	154	0.82	90,390	201	0.89	76,368	288	0.76	90,356	405	0.90
Certificates of deposit	436,717	4,182	3.84	494,509	4,076	3.31	438,675	8,152	3.75	499,491	8,088	3.27

Total interest-bearing deposits	608,384	4,693	3.09	728,215	4,810	2.65	617,765	9,178	3.00	745,447	9,662	2.61

FHLB advances	30,000	366	4.83	30,000	370	4.88	30,000	733	4.86	30,000	736	4.88

Total interest-bearing liabilities	638,384	5,059	3.18	758,215	5,180	2.74	647,765	9,911	3.09	775,447	10,398	2.70

Noninterest-bearing liabilities	34,800			33,311			34,090			32,393
Other non-interest-bearing liabilities	8,099			6,061			8,316			5,665

Total liabilities	681,283			797,587			690,171			813,505
Retained earnings	66,169			58,652			66,169			58,200
Accumulated comprehensive income	(2,773)			(1,650)			(2,452)			(1,512)

Total equity	$63,396			$57,002			$63,717			$56,688

Total liabilities and equity	$744,679			$854,589			$753,888			$870,193

Net interest income		$3,948			$4,595			$7,980			$9,566

Interest rate spread			1.86%			2.15%			1.85%			2.12%
Net interest margin			2.21			2.30			2.20			2.31
Average interest-earning assets to average interest-bearing liabilities			110.72			103.59			110.57			104.98

The following table summarizes changes in interest income and interest expense for the three and six months ended June 30, 2006 and 2005.

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2006	2005		2006	2005
			(Dollars in thousands)
Interest income:
Loans	$5,243	$7,122	(26.4)%	$10,668	$14,450	(26.2)%
Mortgage-related securities	2,148	1,387	54.9	4,034	2,821	43.0
Investment securities	1,288	917	40.5	2,405	1,929	24.7
Dividend income	58	211	(72.5)	251	444	(43.5)
Other interest-earning assets	270	138	95.7	533	320	66.6

Total interest income	9,007	9,775	(7.9)	17,891	19,964	(10.4)

Interest expense:
NOW and money market deposit accounts	$357	$533	(33.0)%	$738	$1,169	(36.9)%
Savings accounts	154	201	(23.4)	288	405	(28.9)
Certificates of deposit	4,182	4,076	2.6	8,152	8,088	0.8

Total interest-bearing deposits	4,693	4,810	(2.4)	9,178	9,662	(5.0)
FHLB advances	366	370	(1.1)	733	736	(0.4)

Total interest expense	5,059	5,180	(2.3)	9,911	10,398	(4.7)

Net interest income	$3,948	$4,595	(14.1)	$7,980	$9,566	(16.6)

Interest income decreased $768,000, or 7.9%, for the three months ended June 30, 2006 as a result of a $1.9 million decrease in loan interest, offset by a $979,000 increase in securities dividends and interest. Interest income decreased $2.1 million, or 10.4%, for the six months ended June 30, 2006 as a result of a $3.8 million decrease in loan interest, offset by a $1.5 million increase in securities dividends and interest. The decreases in interest income were primarily due to a decrease in average interest-earning assets, offset by an increase in average yields due to market interest rate increases.

Interest expense decreased $121,000, or 2.3%, for the three months ended June 30, 2006 primarily as a result of a $176,000 decrease in interest paid on NOW and money market deposit accounts and a $47,000 decrease in interest paid on savings accounts, primarily due to decreased average balances. These decreases were offset by a $106,000 increase in interest paid on certificates of deposit due to an increase in market interest rates, offset by decreased average balances. Interest expense decreased $487,000, or 4.7%, for the six months ended June 30, 2006 primarily as a result of a $431,000 decrease in interest paid on NOW and money market deposit accounts and a $117,000 decrease in interest paid on savings accounts, due primarily to decreased average balances. These decreases were offset by a $64,000 increase in interest paid on certificates of deposit due to an increase in market interest rates, offset by decreased average balances.

Provision for Loan Losses. We recorded a credit to the provision for loan losses of $383,000 in the three and six months ended June 30, 2006 compared to a credit to the provision for loan losses of $25,000 in the three and six months ended June 30, 2005. The continued reduction in the allowance reflected a reduction in criticized and classified assets from $40.9 million at December 31, 2005 to $28.7 million at June 30, 2006, the absence of charge-offs in 2006 and a $18.0 million, or 4.8%, decrease in the size of the loan portfolio, including a $24.0 million, or 77.3%, decrease in the construction portfolio, which carries higher risk of default than one- to four-family residential real estate loans.

The following table provides information with respect to the Bank’s nonperforming assets at the dates indicated. We did not have any troubled debt restructurings at the dates presented.

	At June 30, 2006	At December 31, 2005	% Change
	(Dollars in thousands)
Nonaccrual loans:
One- to four-family	$235	$548	(57.1)%
Multi-family and commercial real estate	2,822	2,972	(5.1)

Total	3,057	3,520	(13.2)
Accruing loans past due 90 days or more:
Multi-family and commercial real estate	—	1,574	(100.0)

Total	—	1,574	(100.0)
Total of nonaccrual loans and accruing loans 90 days or more past due	$3,057	$5,094	(40.0)

Real estate owned	—	107	(100.0)

Total nonperforming assets	$3,057	$5,201	(41.2)

Total nonperforming loans to total loans	0.86%	1.36%	(37.0)
Total nonperforming loans to total assets	0.42%	0.65%	(36.3)
Total nonperforming assets to total assets	0.42%	0.67%	(37.6)

NonInterest Income. The following table summarizes other income for the three and six months ended June 30, 2006 and 2005.

	Three Months Ended June 30,			Six Months Ended June 30,
	2006	2005	% Change	2006	2005	% Change
	(Dollars in thousands)
Service charges	$280	$260	7.7%	$475	$446	6.5%
Net gain (loss) on sale of:
Loans	47	369	(87.3)	34	375	(90.9)
Assets acquired through foreclosure	—	6	(100.0)	85	6	1,316.7
Fixed assets	(1)	(125)	(99.2)	(1)	(125)	(99.2)
Securities (losses) gains and impairment losses, net	—	(12)	(100.0)	(18)	47	(138.3)
Income on bank-owned life insurance	106	130	(18.5)	210	234	(10.3)
Other	156	101	54.5	230	190	21.1

Total	$588	$729	(19.3)	$1,015	$1,173	(13.5)

Noninterest income decreased in the three and six months ended June 30, 2006, primarily due to a decrease on the gain on the sale of loans and income on bank-owned life insurance, offset by increases in service charges and other noninterest income and a decrease in the loss on the sale of fixed assets. The decrease in noninterest income for the six months ended June 30, 2006 was further offset by an increase in the gain on assets acquired through foreclosure. The decrease in the gain on the sale of loans was due to approximately $6.1 million and $9.5 million loans being sold in the three and six months ended June 30, 2006, respectively, compared to approximately $81.3 million and $81.8 million loans being sold in the three and six months ended June 30, 2005, respectively. Service charges increased due to increased loan servicing fee income associated with the larger portfolio serviced in 2006 compared to 2005. The income on bank-owned life insurance at June 30, 2005 includes the cash surrender value of $26,000 related to an insurance policy, which was terminated following the resignation of our former chief executive officer. Other noninterest income increased as $21,000 that was held in a reserve was recognized once the threat of potential litigation was eliminated and due to the reversal of a reserve on outstanding checks in the amount of 24,000. The decrease in the loss on the sale of fixed assets was due to the sale, transfer and write-down of various assets, primarily older computer equipment in 2005. Gain on assets acquired through foreclosure increased in the six months ended June 30, 2006 due to the sale of one residential property acquired through foreclosure that was sold in 2006.

NonInterest Expense. The following table summarizes noninterest expense for the three and six months ended June 30, 2006 and 2005.

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2006	2005		2006	2005
	(Dollars in thousands)
Salaries, benefits and other compensation	$2,234	$1,485	50.4%	$4,329	$3,605	20.1%
Occupancy expense	422	395	6.8	771	871	(11.5)
Furniture and equipment expense	219	196	11.7	402	369	8.9
Data processing costs	388	324	19.8	716	643	11.4
Professional fees	287	164	75.0	768	310	147.7
Marketing expense	159	106	50.0	241	207	16.4
FDIC premiums	313	28	1,017.9	654	56	1,067.9
Other operating expenses	664	455	45.9	990	880	12.5

Total	$4,686	$3,153	48.6	$8,871	$6,941	27.8

Noninterest expenses increased in the three and six months ended June 30, 2006 primarily due to increases in salaries, benefits and other compensation, professional fees, Federal Deposit Insurance Corporation premiums and other operating expenses. The increased salaries, benefits and other compensation reflects the hiring of nineteen commercial lending and commercial credit and risk management professionals since 2005 and the additional staff hired in connection with the opening of our Marmora branch office in March 2006. Professional fees increased in 2006 due to the hiring of a consulting firm to assist with the implementation of internal policies and procedures related to the Sarbanes-Oxley Act. The increased Federal Deposit Insurance Corporation premiums resulted from our designation by the Office of Thrift Supervision as a troubled institution for regulatory purposes in January 2005. However, due to the lifting of our troubled institution designation in June 2006, we anticipate that our Federal Deposit Insurance Corporation premiums will return to historic levels. Other operating expenses increased due to increased advertising and promotions of approximately $92,000 in connection with the opening of our Marmora branch as well as a local sponsorship, offset by decreases in supervisory expense, which was reduced by the termination of the Cease and Desist Order by the Office of Thrift Supervision in the second quarter of 2006. Other operating expenses during this period also included a $232,000 adjustment related to errors in prior periods in the procedure for closing and reconciling transactions in our ATM system.

Income Taxes. We recorded an income tax benefit for the three months ended June 30, 2006 of $97,000 compared to an income tax provision of $640,000 for the three months ended June 30, 2005. A benefit was recorded for the three months ended June 30, 2006 due to the exclusion of tax-exempt income and a $75,000 reduction in our tax contingency reserves due to a reevaluation of our tax position.

We recorded an income tax benefit for the six months ended June 30, 2006 of $92,000 compared to an income tax provision of $1.1 million for the six months ended June 30, 2005. A benefit was recorded for the six months ended June 30, 2006 due to tax-exempt income being greater than pre-tax income for the period and a $75,000 reduction in our tax contingency reserves due to a reevaluation of our tax position.

Liquidity and Capital Management

Liquidity Management. Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan repayments and maturities and sales of securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.

We regularly adjust our investments in liquid assets based upon our assessment of: (1) expected loan demands; (2) expected deposit flows; (3) yields available on interest-earning deposits and securities; and (4) the objectives of our asset/liability management policy. We use a variety of measures to assess our liquidity needs, which are provided to our Asset/Liability Management Committee on a regular basis. Our policy is to maintain net liquidity of at least 50% of our funding obligations over the next month. Additionally, our policy is to maintain an amount of cash and short-term marketable securities equal to at least 15% of net deposits and liabilities that will mature in one year or less.

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At June 30, 2006, cash and cash equivalents totaled $35.8 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $309.0 million at June 30, 2006. In addition, at June 30, 2006, we had the ability to borrow a total of approximately $489.0 million from the Federal Home Loan Bank of Pittsburgh. On June 30, 2006, we had $30.0 million of borrowings outstanding.

At June 30, 2006, we had $45.3 million in loan commitments outstanding, which consisted of $2.7 million of mortgage loan commitments, $24.1 million in unused home equity lines of credit, $1.1 in consumer loans, $16.7 in commercial loans and $700,000 in commercial lines of credit. Certificates of deposit due within one year of June 30, 2006 totaled $233.7 million, or 53.6%, of certificates of deposit. We believe the large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods in the current low interest rate environment. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than it currently pay on the certificates of deposit due on or before June 30, 2006. We believe, however, based on past experience, that a significant portion of its certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activities are the origination and sale of loans and the purchase and sale of securities. Our primary financing activities consist of activity in deposit accounts. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors. We generally manage the pricing of our deposits to be competitive and to increase core deposit relationships. Occasionally, we offer promotional rates on certain deposit products to attract deposits.

The following table presents our primary investing and financing activities during the periods indicated.

	Six Months Ended June 30, 2006	Year Ended December 31, 2005
Investing activities:
Loan originations	$84,521	$149,960
Loan sales	9,487	83,264
Security purchases	60,000	109,868
Security sales	17,207	27,385
Financing activities:
Increase (decrease) in deposits	(43,677)	(122,943)

Capital Management. As a mutual savings bank, we have managed our capital to maintain strong protection for depositors and creditors. We are subject to various regulatory capital requirements administered by the Office of Thrift Supervision, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2006, we exceeded all of our regulatory capital requirements. We are considered “well capitalized” under regulatory guidelines.

The following table presents the Bank’s capital ratios and the minimum capital requirements to be considered ‘‘Well

Capitalized” by regulators as of June 30, 2006 and December 31, 2005:

	Ratio	Minimum to be Well Capitalized
June 30, 2006:
Tier 1 capital (to adjusted assets)	8.96%	5.00%
Tier 1 capital (to risk-weighted assets)	19.01%	6.00%
Total risk-based capital (to risk-weighted assets)	20.27%	10.00%

December 31, 2005:
Tier 1 capital (to adjusted assets)	8.40%	5.00%
Tier 1 capital (to risk-weighted assets)	17.76%	6.00%
Total risk-based capital (to risk-weighted assets)	19.02%	10.00%

Fox Chase Bancorp’s public stock offering is expected to increase our consolidated equity by $46.4 million to $109.7 million at the maximum of the offering. Following completion of this offering, we also will manage our capital for maximum stockholder benefit. The capital from the offering will significantly increase our liquidity and capital resources. Over time, the initial level of liquidity will be reduced as net proceeds from the stock offering are used for general corporate purposes, including the funding of lending activities. Our financial condition and results of operations are expected to be enhanced by the capital from the offering, resulting in increased net interest-earning assets and net income. However, the large increase in equity resulting from the capital raised in the offering will, initially, have an adverse impact on our return on equity. Following the offering, we may use capital management tools such as cash dividends and common share repurchases. However, under Office of Thrift Supervision, we will not be allowed to repurchase any shares during the first year following the offering, except to fund the restricted stock awards under the equity incentive plan, unless extraordinary circumstances exist and we receive regulatory approval.

Off-Balance Sheet Arrangements

In the normal course of operations, we engage in a variety of financial transactions that, in accordance with U.S. generally accepted accounting principles, are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments, letters of credit and lines of credit.

For the period ended June 30, 2006, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Qualitative Aspects of Market Risk. We manage the interest rate sensitivity of its interest-bearing liabilities and interest-earning assets in an effort to minimize the adverse effects of changes in the interest rate environment. Deposit accounts typically react more quickly to changes in market interest rates than mortgage loans because of the shorter maturities of deposits. As a result, sharp increases in interest rates may adversely affect our earnings while decreases in interest rates may beneficially affect its earnings. To reduce the potential volatility of our earnings, we have sought to improve the match between asset and liability maturities and rates, while maintaining an acceptable interest rate spread. Our strategy for managing interest rate risk involves: generally selling in the secondary market longer-term fixed-rate one- to four-family residential real estate loans; emphasizing the origination of shorter-term adjustable-rate loans, which we maintain in our portfolio, and investing in securities that have adjustable rates or shorter terms. We currently do not participate in hedging programs, interest rate swaps or other activities involving the use of derivative financial instruments.

We have a Risk Management Committee, which together with our Asset/Liability Management Committee communicates, coordinates and controls all aspects involving asset/liability management. The committee establishes and monitors the volume, maturities, pricing and mix of assets and funding sources with the objective of managing assets and funding sources to provide results that are consistent with liquidity, growth, risk limits and profitability goals.

Our goal is to manage asset and liability positions to moderate effects of interest rate fluctuations on net interest and net income.

Quantitative Aspects of Market Risk. We use net portfolio value analyses prepared by the Office of Thrift Supervision and an internally prepared model to review its level of interest rate risk. Such analyses measure interest rate risk by computing changes in net portfolio value of its cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. Net portfolio value represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. These analyses assess the risk of loss in market risk-sensitive instruments in the event of a sudden and sustained 100 to 300 basis point increase or 100 and 200 basis point decrease in market interest rates with no effect given to any steps that we might take to counter the effect of that interest rate movement. Because of the low level of market interest rates, these analyses are not performed for decreases of more than 200 basis points. The internal model differs from that prepared by the Office of Thrift Supervisions as it assumes: (1) slower prepayments for fixed-rate one- to four-family loans; and (2) a longer duration for transaction accounts. Notwithstanding the different assumptions, the two models do not produce materially different results.

The following table, which is based on information we provided to the Office of Thrift Supervision, presents the change in our net portfolio value at June 30, 2006 that would occur in the event of an immediate change in interest rates based on Office of Thrift Supervision assumptions, with no effect given to any steps that we might take to counteract that change.

	Net Portfolio Value			Net Portfolio Value as % of Portfolio Value of Assets
Basis Point (“bp”) Change in Rates	Amount	Change	% Change	NPV Ratio	Change (bp)
	(Dollars in thousands)
300	$43,906	$(36,853)	(46)%	6.31%	(451	)bp
200	56,226	(24,532)	(30)	7.89	(292)
100	69,083	(11,675)	(14)	9.47	(134)
0	80,758			10.82
(100)	87,728	6,970	+9	11.54	+72
(200)	89,016	8,258	+10	11.58	+76

The decrease in our net portfolio value shown in the preceding table that would occur upon an increase in prevailing market interest rates reflects: (1) that a substantial portion of our investment securities are fixed-rate and would not reprice upon change in market interest rates; (2) the shorter duration of deposits, which reprice more frequently in response to changes in market interest rates; and (3) the decrease in construction loans, many of which were variable-rate and thus would reprice in response to changes in market interest rates. The increase in our net portfolio value that would occur upon a decrease in market rates of 100 basis points and the decrease in our net portfolio value that would occur upon a decrease in market rates of 200 basis points are due to our fixed-rate residential mortgage portfolio increasing at a slower rate between the 100 basis point and 200 basis point scenarios since such loans prepay faster as market interest rates decline.

The Office of Thrift Supervision uses various assumptions in assessing interest rate risk. These assumptions relate to interest rates, loan prepayment rates, deposit decay rates and the market values of certain assets under differing interest rate scenarios, among others. As with any method of measuring interest rate risk, certain shortcomings are inherent in the methods of analyses presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable-rate mortgage loans, have features that restrict changes in interest rates on a short-term basis and over the life of the asset. Further, in the event of a change in interest rates, expected rates of prepayments on loans and early withdrawals from certificates could deviate significantly from those assumed in calculating the table. Prepayment rates can have a significant impact on interest income. Because of the large percentage of loans and mortgage-backed securities we hold, rising or falling interest rates have a significant impact on the prepayment speeds of our earning assets that in turn affect the rate sensitivity position. When interest rates rise, prepayments tend to slow. When interest rates fall, prepayments tend to rise. Our asset sensitivity would be reduced if prepayments slow and vice versa. While we believe these assumptions to be reasonable, there can be no assurance that assumed prepayment rates will approximate actual future mortgage-backed security and loan repayment activity.

Item 4. Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

In July 2006, management discovered accounting errors in prior periods, which required adjustments of $63,000 in after tax charges to be made to the financial statements for the periods ended June 30, 2006. Such adjustments primarily related to a pre-tax charge of $232,000 related to errors in prior periods in the procedures for closing and reconciling transactions in our automated teller machine system, offset by a $75,000 reduction in a tax contingency reserve due to a reevaluation of our tax position. An analysis of the materiality of these adjustments was completed, and management concluded that these items are not material to any of the current or historical periods presented herein. Subsequent to the discovery of these errors, management corrected the procedures for closing and reconciling transactions in our automated teller machine system so that such errors do not occur in the future.

Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Fox Chase Bank is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to its financial condition and results of operations.

On April 28, 2006, Gregory S. Cipa, the former President and Chief Executive Officer of Fox Chase Bank, filed a complaint against Fox Chase Bank in the Civil Division of the Court of Common Pleas of Bucks County, Pennsylvania. In the complaint, Mr. Cipa seeks payment of amounts he states he is owed under various compensation arrangements he claims were in place with Fox Chase Bank. Mr. Cipa seeks monetary damages the amount of which is unspecified but is stated to be in excess of $50,000 to be determined at trial and the payment of attorneys’ fees and litigation costs. On May 23, 2006, Fox Chase Bank answered the complaint and filed a counterclaim. Mr. Cipa answered the counterclaim on June 9, 2006. The parties are currently in discovery. Fox Chase Bank believes this action is without merit and intends to vigorously pursue this action.

Item 1A. Risk Factors

For information regarding the Company’s risk factors, see “Risk Factors,” in the Company’s prospectus, filed with the Securities and Exchange Commission under Rule 424(b)(c) on August 25, 2006. As of June 30, 2006, the risk factors of the Company have not changed materially from those reported in the prospectus.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

3.1	Charter of Fox Chase Bancorp, Inc. (1)

3.2	Bylaws of Fox Chase Bancorp, Inc. (1)

4.0	Form of Stock Certificate of Fox Chase (1)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.0	Section 1350 Certification

(1)	Incorporated herein by reference to the Exhibits to the Company’s Registration Statement on Form S-1 (File No. 333-134160), as amended, initially filed with the Securities and Exchange Commission on May 16, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FOX CHASE BANCORP, INC.

Dated: September 25, 2006	By:	/s/ Thomas M. Petro
Thomas M. Petro
President and Chief Executive Officer
(principal executive officer)

Dated: September 25, 2006	By:	/s/ Jerry D. Holbrook
Jerry D. Holbrook
Chief Financial Officer and Secretary
(principal accounting and financial officer)