Form 10-Q
period 2006-09-30
Fox Chase Bancorp Inc
filed 2006-11-14
CIK 1359111

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-32971

Fox Chase Bancorp, Inc.

(Exact name of registrant as specified in its charter)

United States	33-1145559
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4390 Davisville Road, Hatboro, Pennsylvania	19040
(Address of principal executive offices)	(Zip Code)

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

As of November 13, 2006, there were 14,679,750 shares of the registrant’s common stock outstanding.

FOX CHASE BANCORP, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FOX CHASE BANCORP, INC

Consolidated Statements of Condition

(In Thousands)

	September 30, 2006	December 31, 2005
	(unaudited)
ASSETS

Cash and due from banks	$3,125	$3,761
Interest-earning deposits in other banks	113,525	42,325

Total cash and cash equivalents	116,650	46,086
Interest-earning time deposits in other banks	—	600
Investment securities available-for-sale	87,729	141,783
Mortgage related securities available-for-sale	171,652	187,721
Loans held for sale	1,408	357
Loans, net of allowance for loan losses of $5,182 at September 30, 2006; and $8,349 at December 31, 2005	351,969	366,393
Federal Home Loan Bank stock, at cost	4,574	4,146
Assets acquired through foreclosure	—	107
Bank-owned life insurance	11,215	10,897
Premises and equipment	14,748	14,153
Accrued interest and dividends receivable	3,296	3,301
Mortgage servicing rights	1,182	1,168
Deferred tax asset, net	1,697	2,811
Other assets	1,046	1,768

Total Assets	$767,166	$781,291

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits	$604,909	$682,307
Federal Home Loan Bank advances	30,000	30,000
Advances from borrowers for taxes and insurance	1,272	2,503
Accrued interest payable	302	268
Accrued expenses and other liabilities	7,865	2,692

Total Liabilities	644,348	717,770

STOCKHOLDERS’ EQUITY

Preferred stock ($.01 par value; 1,000,000 shares authorized, none issued)	—	—
Common stock ($.01 par value; 35,000,000 shares authorized, 14,679,750 shares issued and outstanding)	147	—
Additional paid-in capital	62,235	—
Unearned common stock held by employee stock ownership plan	(5,755)	—
Retained earnings	67,531	65,911
Accumulated other comprehensive loss, net	(1,340)	(2,390)

Total Stockholders’ Equity	122,818	63,521

Total Liabilities and Stockholders’ Equity	$767,166	$781,291

See accompanying notes to the unaudited consolidated financial statements.

FOX CHASE BANCORP, INC

Consolidated Statements of Operations

(Unaudited)

(In Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
INTEREST INCOME
Interest and fees on loans	$5,248	$5,712	$15,916	$20,162
Interest on mortgage related securities	2,047	1,423	6,081	4,244
Interest on investment securities available-for-sale:
Taxable	953	748	2,913	2,295
Nontaxable	245	186	690	568
Dividend income	61	201	312	645
Other interest income	552	538	1,085	858

Total Interest Income	9,106	8,808	26,997	28,772

INTEREST EXPENSE
Deposits	4,850	4,855	14,028	14,517
Federal Home Loan Bank advances	378	375	1,111	1,111

Total Interest Expense	5,228	5,230	15,139	15,628

Net Interest Income	3,878	3,578	11,858	13,144
Provision (credit) for loan losses	(2,778)	(2,000)	(3,161)	(2,025)

Net Interest Income after Provision (Credit) for Loan Losses	6,656	5,578	15,019	15,169

NONINTEREST INCOME
Service charges and other fee income	177	238	652	583
Net gain (loss) on sale of:
Loans	69	16	103	391
Assets acquired through foreclosure	—	—	85	6
Fixed assets	(5)	(16)	(6)	(141)
Securities	—	—	(18)	47
Income on bank-owned life insurance	108	108	318	342
Other	87	99	317	289

Total Noninterest Income	436	445	1,451	1,517

NONINTEREST EXPENSE
Salaries, benefits and other compensation	2,206	1,771	6,535	5,376
Occupancy expense	397	415	1,168	1,286
Furniture and equipment expense	233	292	635	661
Data processing costs	374	438	1,090	1,081
Professional fees	326	413	1,094	723
Marketing expense	199	91	440	298
FDIC premiums	71	359	725	415
Contribution to charitable foundation	1,500	—	1,500	—
Other	400	478	1,390	1,257

Total Noninterest Expense	5,706	4,257	14,577	11,097

Income before Income Taxes	1,386	1,766	1,893	5,589
Income tax provision	365	502	273	1,602

Net Income	$1,021	$1,264	$1,620	$3,987

Earnings per share (1):
Basic	n/m	—	n/m	—
Diluted	n/m	—	n/m	—

(1)	Due to the timing of the Bank’s reorganization into the mutual holding company form and the completion of the Company’s initial public offering on September 29, 2006, earnings per share for the periods shown is not considered meaningful.

See accompanying notes to the unaudited consolidated financial statements.

FOX CHASE BANCORP, INC

Consolidated Statements of Changes in Equity

Nine Months Ended September 30, 2006

(Unaudited)

(In Thousands)

	Common Stock	Additional Paid in Capital	Common Stock Acquired by Stock Benefit Plans	Retained Earnings	Accumulated Other Comprehensive Income/ (Loss)	Total Equity
Balance – December 31, 2005	$—	$—	$—	$65,911	$(2,390)	$63,521
Issuance of common stock in initial public offering	147	62,235	—	—	—	62,382
Common stock acquired by ESOP	—	—	(5,755)	—	—	(5,755)
Net income	—	—	—	1,620	—	1,620
Net change in unrealized losses on securities available-for-sale, net of taxes	—	—	—	—	1,050	1,050

	$147	$62,235	$(5,755)	$67,531	$(1,340)	$122,818

See accompanying notes to the unaudited consolidated financial statements.

FOX CHASE BANCORP, INC

Consolidated Statements of Cash Flows

(Unaudited)

(In Thousands)

	Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net income	$1,620	$3,987
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Provision (credit) for loan losses	(3,161)	(2,025)
Provision for depreciation	781	820
Net amortization of securities premiums and discounts	719	1,419
Provision for deferred income taxes	547	812
Origination of loans held for sale	(15,170)	—
Proceeds from sale of loans held for sale	14,059	—
Net realized losses (gains) on sales of assets acquired through foreclosure and fixed assets	(79)	338
Net loss (gain) on sale and impairment of securities	18	(47)
Net gain on sales of loans and loans held for sale	(6)	(375)
Earnings on investment in bank-owned life insurance	(318)	(234)
Mortgage servicing rights capitalized	(112)	(826)
Mortgage servicing rights amortized	98	255
(Increase) decrease in accrued interest and dividends receivable and other assets	754	(1,391)
Increase (decrease) in accrued interest payable, accrued expenses and other liabilities	5,207	(114)

Net cash provided by operating activities	4,957	2,619

Cash Flows from investing activities:
Net maturities of interest-earning time deposits in other banks	600	2,574
Investment securities available for sale :
Purchases	(28,435)	(153,484)
Proceeds from sales	17,205	15,999
Proceeds from maturities, calls and principal repayments	66,326	117,250
Mortgage related securities – AFS:
Purchases	(31,836)	(62,214)
Proceeds from sale	—	34,509
Proceeds from maturities, calls and principal repayments	47,743	31,673
Net decrease in loans	13,624	24,507
Proceeds from sale of participation interests in loans	4,000	—
Proceeds from sales of loans	—	80,694
Proceeds from sale of assets acquired through foreclosure	192	—
Net (increase) decrease in Federal Home Loan Bank stock	(428)	(422)
Sale/disposal of premises and equipment	—	—
Purchases of premises and equipment	(1,382)	(762)

Net cash provided by investing activities	87,609	90,324

Cash flows from financing activities:
Net decrease in deposits	(77,398)	(86,840)
Decrease in advances from borrowers for taxes and insurance	(1,231)	(1,736)
Proceeds from stock issuance, net of conversion costs and acquisition of stock for deferred compensation plan trusts	62,382	—
Acquisition of stock for ESOP	(5,755)	—

Net cash used by financing activities	(22,002)	(88,576)

Net increase in cash and cash equivalents	70,564	4,367

Cash and cash equivalents – Beginning of period	46,086	43,722

Cash and cash equivalents – End of period	$116,650	$48,089

Supplementary cash flows information:
Interest paid	$15,144	$15,748

Income taxes paid	507	75

Net change in other comprehensive income (loss)	1,050	(1,341)

See accompanying notes to the unaudited consolidated financial statements

FOX CHASE BANCORP, INC

Notes to the Unaudited Consolidated Financial Statements

NOTE 1 - PRINCIPLES OF CONSOLIDATION AND PRESENTATION

The unaudited consolidated financial statements include the accounts of Fox Chase Bancorp, Inc. (the “Company”), Fox Chase Bank (the “Bank”) and its wholly owned subsidiary, Fox Chase Financial, Inc. Fox Chase Financial, Inc. is a Delaware chartered investment holding company and its sole purpose is to manage and hold investment securities. All material intercompany transactions and balances have been eliminated in consolidation. As described in Note 2, in September 2006 the Bank reorganized into a mutual holding company structure. The consolidated financial statements presented for periods prior to September 2006 only include the accounts of the Bank and its wholly owned subsidiary. Prior amounts are reclassified, when necessary, to conform to the current year’s presentation.

The Company follows accounting principles and reporting practices which are in compliance with U.S. generally accepted accounting principles (“GAAP”). The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation and realizability of deferred tax assets, the valuation of mortgage servicing rights and the valuation of other than temporary impairment of investments.

The consolidated financial statements and related notes as of September 30, 2006 and for the three and nine months ended September 30, 2006 and 2005 are unaudited, but in the opinion of management, include all adjustments, and consist of normal recurring adjustments, which are necessary for a fair presentation of financial position, results of operations and cash flows. Except for $63,000 in after tax charges for accounting errors related to prior periods, no adjustments were made other than normal recurring entries. Such adjustments primarily relate to a pre-tax charge of $232,000 related to errors in prior periods in the procedures for closing and reconciling transactions in our automated teller machine system, offset by a $75,000 reduction in a tax contingency reserve due to a reevaluation of our tax position. The reconciliations errors were discovered by management in July 2006. An analysis of the materiality of these adjustments was completed, and management concluded that these items are not material to any of the current or historical periods presented herein.

These financial statements do not contain all necessary disclosures required by GAAP and therefore should be read in conjunction with the audited financial statements and the notes thereto included in Fox Chase Bancorp, Inc.’s Registration Statement on Form S-1, as amended, initially filed with the Securities and Exchange Commission on May 16, 2006. These financial statements include all adjustments which management believes were necessary in order to conform them to GAAP. The results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006.

NOTE 2-MUTUAL HOLDING COMPANY REORGANIZATION AND MINORITY STOCK ISSUANCE

On September 29, 2006, the Bank reorganized into the mutual holding company structure pursuant to which:

•	the Bank converted to stock form;

•	Fox Chase Bancorp, Inc. was organized as a stock holding company and the parent of the Bank; and

•	Fox Chase MHC was organized as a mutual holding company.

As part of the reorganization, the Company sold 6,395,835 shares, or 43.6% of its outstanding common stock, to subscribers in a stock offering, including 575,446 shares purchased by the Fox Chase Bank Employee Stock Ownership Plan, issued 135,000 shares, or 0.9% of its outstanding common stock (and contributed $150,000 in cash), to the Fox Chase Bank Charitable Foundation and issued 8,148,915 shares, or 55.5% of its outstanding common stock, to Fox Chase MHC. Net proceeds of the offering totaled $56.6 million.

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

NOTE 3 - INVESTMENT AND MORTGAGE RELATED SECURITIES

The amortized cost and fair value of securities available-for-sale as of September 30, 2006 and December 31, 2005 are summarized as follows:

	September 30, 2006 (Unaudited)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Obligations of U.S. government agencies	$58,330	$12	$(598)	$57,744
State and political subdivisions	24,128	140	(67)	24,201
Corporate debt securities	5,819	—	(35)	5,784
Mutual funds	—	—	—	—

	88,277	152	(700)	87,729
Mortgage related securities	173,136	299	(1,783)	171,652

Total securities	$261,413	$451	$(2,483)	$259,381

	December 31, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Obligations of U.S. government agencies	$99,602	$30	$(1,324)	$98,308
State and political subdivisions	18,863	116	(171)	18,808
Corporate debt securities	7,926	—	(323)	7,603
Mutual funds	17,064	—	—	17,064

	143,455	146	(1,818)	141,783
Mortgage related securities	189,698	311	(2,288)	187,721

Total securities	$333,153	$457	$(4,106)	$329,504

The following tables shows gross unrealized losses and fair value of securities, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2006 and December 31, 20005:

	September 30, 2006 (Unaudited)
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Obligations of U.S. government agencies	$14,248	$(21)	$40,489	$(577)	$54,737	$(598)
State and political subdivisions	3,242	(11)	3,290	(56)	6,532	(67)
Corporate debt securities	—	—	5,784	(35)	5,784	(35)
Mortgage related securities	50,872	(367)	77,613	(1,416)	128,485	(1,783)

Total securities	$68,362	$(399)	$127,176	$(2,084)	$195,538	$(2,483)

NOTE 3 - INVESTMENT AND MORTGAGE RELATED SECURITIES (CONTINUED)

	December 31, 2005
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Obligations of U.S. government agencies	$21,712	$(289)	$65,330	$(1,035)	$87,042	$(1,324)
State and political subdivisions	7,619	(78)	2,993	(93)	10,612	(171)
Corporate debt securities	1,943	(91)	5,660	(232)	7,603	(323)
Mortgage related securities	87,071	(858)	56,462	(1,430)	143,533	(2,288)

Total securities	$118,345	$(1,316)	$130,445	$(2,790)	$248,790	$(4,106)

NOTE 4 - LOANS

The composition of net loans at September 30, 2006 and December 31, 2005 is provided below (in thousands).

	September 30, 2006	December 31, 2005
	(Unaudited)
Real estate loans:
One-to-four-family	$212,542	$228,476
Multi-family and commercial	42,653	32,923
Construction	9,542	31,015

	264,737	292,414

Consumer loans:
Home equity	75,004	65,003
Automobile	1,109	1,280
Lines of credit	11,715	16,269
Other	197	188

	88,025	82,740

Commercial loans	4,909	175

Total Loans	357,671	375,329

Unearned loan origination fees, net	(520)	(587)
Allowance for loan losses	(5,182)	(8,349)

Net Loans	$351,969	$366,393

The Bank had approximately $26.8 million and $52.7 million of commercial mortgage and construction loans concentrated in the Southern New Jersey shore area at September 30, 2006 and December 31, 2005. Other than the construction loans in Southern New Jersey, a majority of the Bank’s loans are in the geographic areas near the Bank’s branches in Southeastern Pennsylvania and New Jersey.

NOTE 4 - LOANS (CONTINUED)

The following table presents changes in the allowance for loan losses (in thousands):

	Nine Months Ended September 30,		Year Ended December 31,
	2006	2005	2005
	(Unaudited)
Allowance at beginning of period	$8,349	$14,391	$14,391
Provision (credit) for loan losses	(3,161)	(2,025)	(6,025)
Loans charged off	(7)	(17)	(17)
Recoveries	1	—	—

Allowance at end of period	$5,182	$12,349	$8,349

NOTE 5 – MORTGAGE SERVICING ACTIVITY

Loans serviced for others are not included in the accompanying consolidated statements of condition. The unpaid principal balances of these loans were $133,797,000 and $141,232,000 at September 30, 2006 and 2005, respectively, and $136,584,000 at December 31, 2005.

The following summarizes mortgage servicing rights for the nine months ended September 30, 2006 and 2005 and the year ended December 31, 2005 (in thousands):

	Nine Months Ended September 30,		Years Ended December 31,
	2006	2005	2005
	(Unaudited)
Balance, beginning	$1,168	$637	$637
Mortgage servicing rights capitalized	112	826	643
Mortgage servicing rights amortized	(98)	(255)	(112)

Balance, ending	$1,182	$1,208	$1,168

For the periods ended September 30, 2006 and December 31, 2005, the fair value of the mortgage servicing rights (“MSRs”) was $1,487,000 (unaudited) and $1,291,000, respectively. The fair value of the MSRs for these periods was determined using a third-party valuation model that calculates the present value of estimated future servicing income. The model incorporates assumptions that market participants use in estimating future net servicing income, including estimates of prepayment speeds and discount rates. Mortgage loan prepayment speed is the annual rate at which borrowers are forecasted to repay their mortgage loan principal and is based on historical experience. The discount rate used to determine the present value of future net servicing income—another key assumption in the model - is the required rate of return the market would expect for an asset with similar risk. Both assumptions can, and generally will, change quarterly valuations as market conditions and interest rates change.

NOTE 6 - DEPOSITS

Deposits and their respective weighted average interest rate at September 30, 2006 and December 31, 2005 consist of the following (dollars in thousands):

	September 30, 2006		December 31, 2005
	Weighted Average Rate	Amount	Weighted Average Rate	Amount
	(Unaudited)
Non-interest bearing demand accounts	—%	$37,048	—%	$37,876
NOW accounts	1.51	58,430	1.64	87,072
Money market accounts	1.51	23,642	0.90	27,975
Savings and club accounts	0.78	66,987	0.72	80,098
Certificates of deposit	4.23	418,802	3.67	449,286

	3.22%	$604,909	2.75%	$682,307

NOTE 7 – FEDERAL HOME LOAN BANK ADVANCES

Pursuant to collateral agreements with the FHLB, advances are secured by qualifying first mortgage loans, qualifying fixed-income securities, FHLB stock and an interest-bearing demand deposit account with the FHLB. As of August 31, 2006, the Bank has $34,300,000 in qualifying collateral pledged against its advances.

Maturity Date	Interest Rate	Strike Rate	Amount
			(in thousands)
August 2011	4.89%	7.50%	$20,000
August 2011	4.87%	7.50%	10,000

			$30,000

If the Comparative Rate Index (three-month LIBOR) is greater than or equal to the Strike Rate 15 calendar days prior to the 1st Possible Conversion Date or any subsequent Possible Conversion Date, the FHLB will notify the Bank 10 calendar days prior to conversion to an adjustable-rate Advance equal to three-month LIBOR (5.37% at September 30, 2006) plus .2175% on a quarterly basis. The Bank has the option to repay these advances at each of the option dates without penalty. Accordingly, the contractual maturities above may differ from actual maturities.

The Bank has a maximum borrowing capacity with the Federal Home Loan Bank of approximately $495.7 million at June 30, 2006, the latest date available.

NOTE 8 - COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) for the three and nine months ended September 30, 2006 and 2005 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(Unaudited)
Net income	$1,021	$1,264	$1,620	$3,987

Other comprehensive gain (loss):
Unrealized holding gains (losses) arising during the period, net of taxes (three months 9/30/06 and 9/30/05 - $1,253 and $(440), respectively, nine months 9/30/06 and 9/30/05 - $535 and $(675), respectively)	2,432	(855)	1,038	(1,310)
Less: Reclassification adjustment for gains (losses) included in net income (loss) taxes (three months 9/30/06 and 9/30/05 - $0; nine months 9/30/06 and 9/30/05 - $(6) and $16, respectively)	—	—	(12)	31

Other comprehensive (loss) income	2,432	(855)	1,050	(1,341)

Comprehensive income	$3,453	$409	$2,670	$2,646

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

This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The fair value election provided for in paragraph 4(c) of this Statement may also be applied upon adoption of this Statement for hybrid financial instruments that had been bifurcated under paragraph 12 of SFAS No. 133 prior to the adoption of this Statement. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the

NOTE 9 – RECENT ACCOUNTING POLICIES (CONTINUED)

entity has not yet issued financial statements, including financial statements for any interim period for that fiscal year. Provisions of this Statement may be applied to instruments that an entity holds at the date of adoption on an instrument-by-instrument basis. The Company did not early adopt SFAS 155. The Company has not yet determined whether this Statement will have a material impact on its consolidated financial statements upon adoption.

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

SFAS No. 156 is effective for fiscal years beginning after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued its financial statements, including interim financial statements, for any period of that fiscal year. The Company did not early adopt SFAS No. 156. After analyzing the effects of the statement, the Company does not believe that the adoption of this statement will have a material impact on its results of operations or financial position.

In June 2006, FASB issued Financial Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109. FIN 48 provides guidance on financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. According to the Interpretation, a tax position is recognized if it is more likely than not that the tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. If the tax position meets more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize and should be measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company is not required to adopt FIN 48 until fiscal year 2007, and has not yet determined whether this statement will have a material impact on its consolidated financial statements upon adoption.

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

SAB 108 addresses the mechanics of correcting misstatements that include the effects from prior years. Additionally, SAB 108 requires registrants to apply the new guidance for the first time that it identifies material errors in existence at the beginning of the first fiscal year ending after November 15, 2006 by correcting those errors through a one-time cumulative effect adjustment to beginning-of-year retained earnings. The Company is evaluating this SAB and has not yet determined the impact on its results of operations or financial position.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements.

SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Earlier adoption is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company is evaluating this statement and has not yet determined the impact on its results of operations or financial position, if any.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension Plans-an amendment of FASB Statement Nos. 87, 88, 106 and 132(R). This Statement improves financial reporting by requiring an

NOTE 9 – RECENT ACCOUNTING POLICIES (CONTINUED)

employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity. This Statement also improves the financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions.

The required date of adoption of the recognition and disclosure provisions of this Statement for an employer that is an issuer of publicly traded equity, such as Fox Chase Bancorp, Inc., is as of the end of the fiscal year ending after December 15, 2006. Retrospective application of this Statement is not permitted. The Company is presently analyzing the effects of this Statement and has not determined if this Statement will have a material impact on its consolidated financial statements upon adoption.

The FASB has recently approved the Emerging Issues Task Force (“EITF”) Issue No. 06-4 Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. In this issue, the EITF concluded that an endorsement split dollar life insurance policy does not effectively settle an employer’s obligation to provide the post retirement benefit that the policy was designed to provide. Therefore, some current expense recognition may need to be made for any endorsement split dollar plans with post retirement benefits.

This guidance applies to all post retirement endorsement split dollar arrangements. This will not impact split dollar plans that only provide pre-retirement death benefits.

The accrual for the liability would be calculated in one of two ways:

•	the actuarial present value of the future death benefit or

•	the cost of insurance of the policy during the postretirement period.

Compliance with this EITF must be applied to fiscal years beginning after December 15, 2007 (January 1, 2008 for calendar year entities). It can be made through a cumulative–effect adjustment to retained earnings in the year of adoption or as a change in accounting principles through retrospective application to all prior periods. The Company has not determined if this Statement will have a material impact on its consolidated financial statements upon adoption.

NOTE 10- LEGAL PROCEEDINGS

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Forward-Looking Statements

This quarterly report contains forward-looking statements that are based on assumptions and may describe future plans, strategies and expectations of the Company. These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and its subsidiary include, but are not limited to, changes in interest rates, national and regional economic conditions, legislative and regulatory changes, monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality and composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company’s market area, changes in real estate market values in the Company’s market area, changes in relevant accounting principles and guidelines and inability of third party service providers to perform. Additional factors that may affect our results are discussed in the section titled “Risk Factors” in the Company’s prospectus, filed with the Securities and Exchange Commission under Rule 424(b)on August 25, 2006.

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

Mortgage Servicing Rights. Mortgage servicing rights associated with loans originated and sold, where servicing is retained, are capitalized. The value of the capitalized servicing rights represents the present value of the future servicing fees arising from the right to service loans in the portfolio. Critical accounting policies for mortgage servicing rights relate to the initial valuation and subsequent impairment tests. The methodology used to determine the valuation of mortgage servicing rights requires the development and use of a number of estimates, including anticipated principal amortization and prepayments of that principal balance. Events that may significantly affect the estimates used are changes in interest rates, mortgage loan prepayment speeds and the payment performance of the underlying loans. The carrying value of the mortgage servicing rights is periodically reviewed for impairment based on a disaggregated impairment test based on fair value. Impairment, if any, is recognized through a valuation allowance and is recorded as amortization of intangible assets.

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

Comparison of Financial Condition at September 30, 2006 and December 31, 2005

Assets decreased $14.1 million, or 1.8%, to $767.2 million at September 30, 2006, compared to $781.3 million at December 31, 2005. The reduction in assets was primarily due to a $70.1 million, or 21.3%, decrease in investment and mortgage related securities and a $16.6 million, or 4.4%, decrease in total gross loans, offset by an increase of $71.2 million in the levels of interest-earnings deposits in other banks. The decrease in securities was primarily due to the maturing and paying down of lower-yielding securities. In addition, the Bank sold $17.2 million of mutual fund investments in the first quarter of 2006. Loans decreased due to: (1) a decrease in construction loans, as management continued to reduce from the portfolio the acquisition, development and construction loans originated by former management in the southern New Jersey shore area; (2) the sale of $14.2 million in longer-term fixed-rate loans in the secondary market in an effort to manage interest rate risk; and (3) the presence of a Cease and Desist Order (the “Order”), which prohibited the Bank from making commercial loans and certain types of consumer loans until the first quarter of 2006. The Order was rescinded on June 28, 2006. Total gross loans increased $588,000 in the three months ended September 30, 2006, primarily due to an increase in multi-family and commercial real estate loans. Most of the increase in interest-earning deposits was due to proceeds received in the initial public offering of stock and due to proceeds from the maturation of securities and the sale of loans.

Deposits decreased $77.4 million, or 11.3%, to $604.9 million at September 30, 2006 as the Bank’s funding needs decreased due to the decrease in assets. Additionally, the Bank is located in a highly competitive deposit market, which combined with the flat yield curve has created a difficult climate for gathering deposits cost effectively. All categories of deposits fell between December 31, 2005 and September 30, 2006, with the largest reductions occurring in time deposits.

Stockholders’ equity increased $59.3 million to $122.8 million at September 30, 2006 compared to $63.5 million at December 31, 2005. The primary reason for the increase was $56.6 million in net proceeds from the Company’s initial public offering on September 29, 2006. The Company sold 6,395,835 shares of common stock to eligible depositors for $10 per share representing 43.6% of the total outstanding shares of the Company. In addition, $150,000 and 135,000 shares, representing 0.9% of the Company’s outstanding shares of common stock, were contributed to Fox Chase Bank Charitable Foundation and 8,148,915 shares, representing 55.5% of the Company’s outstanding shares of common stock, were issued to Fox Chase MHC, the federally chartered mutual holding company formed in connection with the reorganization. Net income for the period and a decrease in unrealized losses on available-for-sale securities also contributed to the increase in stockholder’s equity.

Comparison of Operating Results for the Three and Nine Months Ended September 30, 2006 and 2005

General. Net income decreased $243,000, or 19.2%, for the three months ended September 30, 2006 compared to the three months ended September 30, 2005, primarily due to a $1.4 million increase in noninterest expense offset by an increase of $300,000 in net interest income and an additional credit of $778,000 to the provision for loan losses.

Net income decreased $2.4 million, or 59.4%, for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005, primarily due to $3.5 million increase in noninterest expense, a $1.3 million decrease in net interest income, a $1.3 million decrease in income taxes and a increased credit to the allowance for loan losses in the amount of $1.1 million.

Net Interest Income. Net interest income increased $300,000, or 8.4%, to $3.9 million for the three months ended September 30, 2006 compared to the year earlier period primarily due to a decrease in the average balance of interest-earning assets of $79.6 million, offset by an increase in the average yield on earning assets from 4.56% to 5.20%. The decrease in the average balance of interest-earning assets was primarily due to the decrease in loans and securities. Increases in the average yield were primarily the result of increases in market interest rates. During the same period, the average balance of interest-bearing liabilities decreased by $100.7 million due to a decrease in deposits, offset by an increase in the average cost of interest-bearing liabilities from 2.88% to 3.34% primarily as a result of increases in the rate the Bank is paying on deposits due to increases in market interest rates.

Net interest income decreased $1.3 million, or 9.8%, to $11.9 million for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. The decrease was primarily due to a $92.7 million decrease in average interest-earning assets primarily attributable to a decrease in loans and interest bearing deposits, offset by an increase in average yield on interest-earning assets from 4.79% to 5.03%. The increase in average yield was primarily due to an increase in market interest rates. During the same period, the average balances on interest-bearing liabilities decreased by $119.0 million due to an decrease in deposits, offset by an increase in the average cost of interest-bearing liabilities from 2.75% to 3.16% primarily due to increases in the rate the Bank is paying on deposits due to increases in market interest rates.

The following table summarizes average balances and average yields and costs of interest-earning assets and interest-bearing liabilities for the three and nine months ended September 30, 2006 and 2005. Yields are not presented on a tax-equivalent basis. Any adjustments necessary to present yields on a tax-equivalent basis are insignificant. (See also nonperforming loan table).

	Three Months Ended September 30,						Nine Months Ended September 30,
	2006			2005			2006			2005
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Interest-bearing demand deposits	$40,947	$552	5.39%	$75,128	$538	2.86%	$28,214	$1,085	5.13%	$40,420	$858	2.83%
Mortgage related securities	179,195	2,047	4.57	186,685	1,423	3.05	190,726	6,081	4.25	185,637	4,244	3.05
Taxable securities	99,489	1,014	4.08	110,439	949	3.44	112,349	3,225	3.83	119,149	2,940	3.29
Nontaxable securities	24,600	245	3.98	18,489	186	4.02	23,188	690	3.97	18,493	568	4.10
Loans (1)	356,552	5,248	5.89	395,427	5,712	5.78	361,252	15,916	5.87	450,073	20,162	5.97
Allowance for loan losses	(7,932)	—	—	(13,683)	—	—	(8,209)	—		(13,591)	—	—
Net loans	348,621	—	—	381,774	—	—	353,044	—		436,482	—	—

Total interest-earning assets	692,851	9,106	5.20	772,485	8,808	4.56	707,520	26,997	5.03	800,181	28,772	4.79
Noninterest-earning assets	38,540			53,468			38,400			55,265

Total assets	$731,391			$825,953			$745,920			$855,446

Liabilities and equity:
NOW and money market deposit accounts	$82,168	$329	1.61%	$129,092	492	1.53%	$95,931	1,078	1.50%	$146,764	1,661	1.51%
Savings accounts	83,537	171	0.82	85,400	190	0.89	78,511	459	0.78	88,704	595	0.90
Certificates of deposit	431,343	4,350	4.04	483,218	4,173	3.46	436,068	12,491	3.83	494,066	12,261	3.32

Total interest-bearing deposits	597,048	4,850	3.26	697,710	4,855	2.79	610,510	14,028	3.07	729,534	14,517	2.66

FHLB advances	30,000	378	4.93	30,000	375	4.89	30,000	1,111	4.88	30,000	1,111	4.88

Total interest-bearing liabilities	627,048	5,228	3.34	727,710	5,230	2.88	640,510	15,139	3.16	759,534	15,628	2.75

Noninterest-bearing liabilities	37,773			33,802			35,316			32,863
Other non-interest-bearing liabilities	1,598			3,429			6,095			4,919

Total liabilities	666,419			764,941			681,921			797,316

Total equity	$64,972			$61,012			$63,999			$58,130

Total liabilities and equity	$731,391			$825,953			$745,920			$855,446

Net interest income		$3,878			$3,578			$11,858			$13,144

Interest rate spread			1.85%			1.68%			1.87%			2.04%
Net interest margin			2.21			1.82			2.21			2.15
Average interest-earning assets to average interest-bearing liabilities			110.49			106.15			110.46			105.35

(1)	Nonperforming loans are included in average balance computations

The following table summarizes changes in interest income and interest expense for the three and nine months ended September 30, 2006 and 2005.

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2006	2005		2006	2005
	(Dollars in thousands)
Interest income:
Loans	$5,248	$5,712	(8.1)%	$15,916	$20,162	(21.1)%
Mortgage related securities	2,047	1,423	43.9	6,081	4,244	43.3
Investment securities	1,198	934	28.3	3,603	2,863	25.8
Dividend income	61	201	(69.7)	312	645	(51.6)
Other interest-earning assets	552	538	2.6	1,085	858	26.5

Total interest income	9,106	8,808	3.4	26,997	28,772	(6.2)

Interest expense:
NOW and money market deposit accounts	$329	$492	(33.1)%	$1,078	$1,661	(35.1)%
Savings accounts	171	190	(10.0)	459	595	(22.9)
Certificates of deposit	4,350	4,173	4.2	12,491	12,261	1.9

Total interest-bearing deposits	4,850	4,855	(0.1)	14,028	14,517	(3.4)
FHLB advances	378	375	0.8	1,111	1,111	0.0

Total interest expense	5,228	5,230	0.0	15,139	15,628	(3.1)

Net interest income	$3,878	$3,578	8.4	$11,858	$13,144	(9.8)

Provision for Loan Losses. The Bank recorded a credit to the provision for loan losses of $2.8 million and $3.2 million in the three and nine months ended September 30, 2006, respectively, compared to a credit to the provision for loan losses of $2.0 million in the three and nine months ended September 30, 2005. The continued reduction in the allowance reflected a reduction in criticized and classified loans from $34.7 million at December 31, 2005 to $9.1 million at September 30, 2006, the absence of charge-offs in 2006 and a $17.7 million, or 4.7%, decrease in the size of the loan portfolio, including a $21.5 million, or 69.2%, decrease in the construction portfolio, which carries higher risk of default than one-to-four-family residential real estate loans.

The following table provides information with respect to the Bank’s nonperforming assets at the dates indicated. We did not have any troubled debt restructurings at the dates presented.

	At September 30, 2006	At December 31, 2005	% Change
	(Dollars in thousands)
Nonaccrual loans:
One- to four-family	$285	$548	(47.9)%
Multi-family and commercial real estate	2,517	2,972	(15.3)

Total	2,802	3,520	(20.4)
Accruing loans past due 90 days or more:
Multi-family and commercial real estate	1,802	1,574	14.5

Total	1,802	1,574	14.5
Total of nonaccrual loans and accruing loans 90 days or more past due	$4,604	$5,094	(9.6)

Real estate owned	—	107	(100.0)

Total nonperforming assets	$4,604	$5,201	(11.5)

Total nonperforming loans to total loans	1.28%	1.36%	(5.9)
Total nonperforming loans to total assets	0.60%	0.65%	(7.7)
Total nonperforming assets to total assets	0.60%	0.67%	(10.4)

Subsequent to September 30, 2006, the Company collected all amounts due on its two largest nonperforming assets. The principal balance of such loans totaled $4.3 million at September 30, 2006 and are reflected in the table above. The collection on these two nonperforming assets, both of which are located in the southern New Jersey shore area, included the principal balance referenced above, plus certain nonaccrual interest, late fees and other collection expenses. The Company maintained an allowance for loan losses for these nonperforming loans of approximately $2.2 million at September 30, 2006. A credit to the provision for loan losses of $2.2 million related to these loans is expected to be made in the three-month period ended December 31, 2006.

NonInterest Income. The following table summarizes other income for the three and nine months ended September 30, 2006 and 2005.

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2006	2005		2006	2005
	(Dollars in thousands)
Service charges	$177	$238	(25.6)%	$652	$583	11.8%
Net gain (loss) on sale of:
Loans	69	16	(331.3)	103	391	(73.7)
Assets acquired through foreclosure	—	—	—	85	6	1,316.7
Fixed assets	(5)	(16)	(68.8)	(6)	(141)	(95.7)
Securities (losses) gains and impairment losses, net	—	—	—	(18)	47	(138.3)
Income on bank-owned life insurance	108	108	—	318	342	(7.0)
Other	87	99	(12.1)	317	289	9.7

Total	$436	$445	(2.0)	$1,451	$1,517	(4.4)

Noninterest income decreased in the three and nine months ended September 30, 2006. The noninterest income for the three months ended September 30, 2006 compared to 2005 remained relatively flat. The gain on sale of loans increased between three month periods primarily due to a gain of $39,000 on a participation loan sold. The nine-month decrease was primarily due to a decrease on the gain on the sale of loans offset by increases in service charges and other noninterest income and a decrease in the loss on the sale of fixed assets as well as a loss on sale of securities compared to a gain in the same period in the prior year. The decrease in the gain on the sale of loans was due to approximately $14.7 million loans being sold in the nine months ended September 30, 2006 compared to approximately $80.7 million loans being sold in the nine months ended September 30, 2005. Service charges increased due to increased loan servicing fee income associated with the larger portfolio serviced in 2006 compared to 2005. Other noninterest income increased as $21,000 of other income that was previously held in a reserve was recognized once the threat of potential litigation was eliminated and due to the reversal of a reserve on outstanding checks in the amount of $24,000. The decrease in the loss on the sale of fixed assets was due to the sale, transfer and write-down of various assets, primarily older computer equipment in 2005.

NonInterest Expense. The following table summarizes noninterest expense for the three and nine months ended September 30, 2006 and 2005.

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2006	2005		2006	2005
	(Dollars in thousands)
Salaries, benefits and other compensation	$2,206	$1,771	24.6%	$6,535	$5,376	21.6%
Occupancy expense	397	415	(4.3)	1,168	1,286	(9.2)
Furniture and equipment expense	233	292	(20.2)	635	661	(3.9)
Data processing costs	374	438	(14.6)	1,090	1,081	0.8
Professional fees	326	413	(21.1)	1,094	723	51.3
Marketing expense	199	91	118.7	440	298	47.7
FDIC premiums	71	359	(80.2)	725	415	74.7
Contribution to charitable foundation	1,500	—	100.0	1,500	—	100.0
Other operating expenses	400	478	(16.3)	1,390	1,257	10.6

Total	$5,706	$4,257	34.0	$14,577	$11,097	31.4

Noninterest expenses increased in the three and nine months ended September 30, 2006 primarily due to a $1.5 million contribution to the Fox Chase Charitable Foundation, which was established and funded in connection with the Bank’s mutual holding company reorganization. The increase was also due to increases in salaries, benefits and other compensation, marketing expenses and other operating expenses. The increased salaries, benefits and other compensation reflects the hiring of nineteen commercial lending and commercial credit and risk management professionals since 2005 and the additional staff hired in connection with the opening of our Marmora branch office in March 2006. The Company expects to record compensation expense of approximately $500,000 in the fourth quarter of 2006 related to the first year’s allocation from the recently implemented Fox Chase Bank Employee Stock Ownership Plan. The marketing expenses also increased as a result of new product and brand awareness campaigns the Bank initiated. Professional fees decreased between three-month periods since the Company was under the Cease and Desist Order in the third quarter of 2005, which created additional legal and compliance costs. Professional fees increased for the nine months ended September 30, 2006 compared to the same period in 2005 due to costs related to the Company preparing for Sarbanes Oxley compliance. FDIC premiums decreased between three-month periods yet increased for the nine-month periods. The decrease between three-month periods is due to the Cease and Desist order being lifted on June 28, 2006. The increase for the nine months was the result of the increase in premiums being assessed in the third quarter of 2005 and not reduced until the second quarter of 2006 causing higher premiums.

Income Taxes. The income tax provision for the three months ended September 30, 2006 was $365,000 compared to $502,000 for the three months ended September 30, 2005. The Company recorded an income tax provision for the nine months ended September 30, 2006 of $273,000 compared to an income tax provision of $1.6 million for the nine months ended September 30, 2005. Due to the lower level of earnings in 2006, tax exempt income offset a significant amount of the income tax provision for the nine months ended September 30, 2006 and reduced the Company’s effective rate to 14.4% for the nine months ended September 30, 2006 compared to 28.7% for the comparable period in 2005.

Liquidity and Capital Management

Liquidity Management. Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan sales and repayments, maturities and sales of securities and proceeds from the stock offering. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.

The following table presents certain of our contractual obligations as of September 30, 2006 and December 31, 2005.

Contractual Obligations	Total	Payments Due by Period
		Less than One Year	One to Three Years	Three to Five Years	More Than Five Years
	(In thousands)
At September 30, 2006
Operating lease obligations (1)	$139	$112	$27	$—	$—
FHLB advances	36,935	1,487	2,979	32,469	—
Other long-term obligations (2)	4,652	1,670	2,974	8	—

Total	$41,726	$3,269	$5,980	$32,477	$—

At December 31, 2005
FHLB advances	$36,832	$1,464	$2,928	$2,440	$30,000
Other long-term obligations (2)	6,594	1,481	5,113	—	—

Total	$43,426	$2,945	$8,041	$2,440	$30,000

(1)	Represents lease obligation for commercial loan processing offices.
(2)	Represents obligations to the Company’s third party data processing provider.

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

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At September 30, 2006, cash and cash equivalents totaled $116.7 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $259.4 million at September 30, 2006. In addition, at June 30, 2006, the latest date available, we had the ability to borrow a total of approximately $495.7 million from the Federal Home Loan Bank of Pittsburgh. On September 30, 2006, we had $30.0 million of borrowings outstanding.

At September 30, 2006, we had $48.7 million in loan commitments outstanding, which consisted of $1.6 million of mortgage loan commitments, $23.5 million in unused home equity lines of credit, $1.2 in consumer loans, $20.2 in commercial loans and $2.2 million in commercial lines of credit. Certificates of deposit due within one year of September 30, 2006 totaled $223.8 million, or 53.4%, of certificates of deposit. We believe the large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods in the current low interest rate environment. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before September 30, 2006. We believe, however, based on past experience, that a significant portion of its certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

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

The following table presents our primary investing and financing activities during the periods indicated and does not include loans originated and held for sale.

	Nine Months Ended September 30, 2006	Year Ended December 31, 2005
Investing activities:
Loan originations	$102,037	$149,960
Loan sales	4,000	83,264
Security purchases	60,271	109,868
Security sales	17,205	27,385
Financing activities:
Increase (decrease) in deposits	(77,398)	(122,943)

Capital Management. The Bank is subject to various regulatory capital requirements administered by the Office of Thrift Supervision, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2006, the Bank exceeded all of regulatory capital requirements and was considered a “well capitalized” institution under regulatory guidelines.

The following table presents the Bank’s capital ratios and the minimum capital requirements to be considered “Well Capitalized” by the OTS as of September 30, 2006 and December 31, 2005:

	Ratio	Minimum to be Well Capitalized
September 30, 2006:
Tier 1 capital (to adjusted assets)	11.99%	5.00%
Tier 1 capital (to risk-weighted assets)	26.06%	6.00%
Total risk-based capital (to risk-weighted assets)	26.91%	10.00%

December 31, 2005:
Tier 1 capital (to adjusted assets)	8.40%	5.00%
Tier 1 capital (to risk-weighted assets)	17.76%	6.00%
Total risk-based capital (to risk-weighted assets)	19.02%	10.00%

As a result of Fox Chase Bancorp’s initial public stock offering, the Bank’s capital was increased $30.0 million. The remaining proceeds of the offering were retained by the Fox Chase Bancorp to be used for general corporate purposes. The capital ratios above reflect this infusion of capital as well as reductions in the levels of assets since December 31, 2005.

The capital from the offering significantly increased our liquidity and capital resources. Over time, this initial level of liquidity will be reduced as net proceeds from the stock offering continue to be used for general corporate purposes, including the funding of lending activities. The Company’s financial condition and results of operations will be enhanced by the capital from the offering, resulting in increased net interest-earning assets and net income. However, the large increase in equity resulting from the capital raised in the offering will have an adverse impact on our return on equity. The Company may use capital management tools such as cash dividends and share repurchases. However, under Office of Thrift Supervision regulations, we are not allowed to repurchase any shares during the first year following the offering, except to fund restricted stock awards under stock-based benefit plans, unless extraordinary circumstances exist and we receive regulatory approval. The Company has not granted any restricted stock awards and does not currently maintain any such stock-based benefit plans.

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

For the period ended September 30, 2006, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Qualitative Aspects of Market Risk. We manage the interest rate sensitivity of its interest-bearing liabilities and interest-earning assets in an effort to minimize the adverse effects of changes in the interest rate environment. Deposit accounts typically react more quickly to changes in market interest rates than mortgage loans because of the shorter maturities of deposits. As a result, sharp increases in interest rates may adversely affect our earnings while decreases in interest rates may beneficially affect our earnings. To reduce the potential volatility of our earnings, we have sought to improve the match between asset and liability maturities and rates, while maintaining an acceptable interest rate spread. Our strategy for managing interest rate risk involves: generally selling in the secondary market longer-term fixed-rate one- to four-family residential real estate loans; emphasizing the origination of shorter-term adjustable-rate loans, which we maintain in our portfolio, and investing in securities that have adjustable rates or shorter terms. We currently do not participate in hedging programs, interest rate swaps or other activities involving the use of derivative financial instruments.

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

Quantitative Aspects of Market Risk. We use net portfolio value analyses prepared by the Office of Thrift Supervision and an internally prepared model to review our level of interest rate risk. Such analyses measure interest rate risk by computing changes in net portfolio value of our cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. Net portfolio value represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. These analyses assess the risk of loss in market risk-sensitive instruments in the event of a sudden and sustained 100 to 300 basis point increase or 100 and 200 basis point decrease in market interest rates with no effect given to any steps that we might take to counter the effect of that interest rate movement. Because of the low level of market interest rates, these analyses are not performed for decreases of more than 200 basis points. The internal model differs from that prepared by the Office of Thrift Supervisions as it assumes: (1) slower prepayments for fixed-rate one- to four-family loans; and (2) a longer duration for transaction accounts. Notwithstanding the different assumptions, the two models do not produce materially different results.

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

Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

For information regarding the Company’s risk factors, see “Risk Factors,” in the Company’s prospectus, filed with the Securities and Exchange Commission under Rule 424(b)on August 25, 2006. As of September 30, 2006, the risk factors of the Company have not changed materially from those reported in the prospectus.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following information is provided with the Company’s sale of its common stock as part of the Reorganization.

a.	The effective date of the Registration Statement on Form S-1 (File No. 333-134160) was August 11, 2006.

b.	The offering was consummated on August 21, 2006 with the sale of all securities registered pursuant to the Registration Statement. Sandler O’Neill & Partners, L.P. acted as marketing agent for the offering.

c.	The class of securities registered was common stock, par value $0.01 per share. The aggregate amount of such securities registered was 6,530,835 shares, which represented an aggregate amount of $65.3 million. The amount included 6,395,835 (or $64.0 million) sold in the offering and 135,000 shares (or $1.4 million) issued to Fox Chase Bank Charitable Foundation.

d.	A reasonable estimate of the expenses incurred in connection with the stock offering was $2.3 million, including expenses paid to and for underwriters of $651,800, attorney and accounting fees of $1.0 million and other expenses of $666,700. The net proceeds resulting from the offering, after deducting expenses, were $56.6 million.

e.	The net proceeds are currently invested in short-term liquid investments and interest-bearing accounts.

The Company did not repurchase any of its securities in the quarter ended September 30, 2006.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

3.1	Charter of Fox Chase Bancorp, Inc. (1)

3.2	Bylaws of Fox Chase Bancorp, Inc. (1)

4.0	Stock Certificate of Fox Chase Bancorp, Inc. (1)

10.1	Employment Agreement between Thomas M. Petro, Fox Chase Bancorp, Inc. and Fox Chase Bank

10.2	Employment Agreement between Jerry D. Holbrook, Fox Chase Bancorp, Inc. and Fox Chase Bank

10.3	Employment Agreement between Keiron G. Lynch, Fox Chase Bancorp, Inc. and Fox Chase Bank

10.4	Employment Agreement between David C. Kowalek, Fox Chase Bancorp, Inc. and Fox Chase Bank

10.5	Employment Agreement between James V. Schermerhorn, Fox Chase Bancorp, Inc. and Fox Chase Bank

10.6	Change of Control Agreement between Richard J. Fuchs, Fox Chase Bancorp, Inc. and Fox Chase Bank

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.0	Section 1350 Certification

(1)	Incorporated herein by reference to the Exhibits to the Company’s Registration Statement on Form S-1 (File No. 333-134160), as amended, initially filed with the Securities and Exchange Commission on May 16, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FOX CHASE BANCORP, INC.

Dated: November 13, 2006	By:	/s/ Thomas M. Petro
Thomas M. Petro
President and Chief Executive Officer
(principal executive officer)

Dated: November 13, 2006	By:	/s/ Jerry D. Holbrook
Jerry D. Holbrook
Chief Financial Officer and Secretary
(principal accounting and financial officer)