Form 10-Q
period 2007-03-31
Fox Chase Bancorp Inc
filed 2007-05-14
CIK 1359111

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 001-32971

Fox Chase Bancorp, Inc.

(Exact name of registrant as specified in its charter)

United States	33-1145559
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

4390 Davisville Road, Hatboro, Pennsylvania	19040
(Address of principal executive offices)	(Zip Code)

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

As of May 11, 2007, there were 14,679,750 shares of the registrant’s common stock outstanding.

FOX CHASE BANCORP, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FOX CHASE BANCORP, INC

Consolidated Statements of Condition

(In Thousands, Except Share Data)

	March 31,	December 31,
	2007	2006
	(Unaudited)
Assets
Cash and due from banks	$2,724	$3,295
Interest-earning demand deposits in other banks	112,931	131,146
Total cash and cash equivalents	115,655	134,441
Investment securities available-for-sale	66,404	70,112
Mortgage related securities available-for-sale	146,021	158,320
Loans held for sale	1,345	1,194
Loans, net of allowance for loan losses of $2,949 at March 31, 2007 and December 31, 2006	376,176	355,617
Federal Home Loan Bank stock, at cost	4,193	4,422
Bank-owned life insurance	11,431	11,324
Premises and equipment	14,173	14,287
Accrued interest and dividends receivable	3,187	3,397
Mortgage servicing rights	1,150	1,177
Deferred tax asset, net	795	1,087
Other assets	1,735	1,607

Total Assets	$742,265	$756,985

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES

Deposits	$582,059	$596,534
Federal Home Loan Bank advances	30,000	30,000
Advances from borrowers for taxes and insurance	1,748	2,262
Accrued interest payable	280	298
Accrued expenses and other liabilities	1,604	2,246

Total Liabilities	615,691	631,340

STOCKHOLDERS’ EQUITY

Preferred stock ($.01 par value; 1,000,000 shares authorized, none issued and outstanding at March 31, 2007 or December 31, 2006)	—	—
Common stock ($.01 par value; 35,000,000 shares authorized, 14,679,750 shares issued and outstanding at March 31, 2007 and December 31, 2006)	147	147
Additional paid-in capital	62,436	62,365
Unearned common stock held by employee stock ownership plan	(5,275)	(5,371)
Retained earnings	69,838	69,545
Accumulated other comprehensive loss, net	(572)	(1,041)

Total Stockholders’ Equity	126,574	125,645

Total Liabilities and Stockholders’ Equity	$742,265	$756,985

See accompanying notes to the unaudited consolidated financial statements.

FOX CHASE BANCORP, INC

Consolidated Statements of Operations

(In Thousands, Except Per Share Data)

	Three Months Ended March 31
	2007	2006
	(Unaudited)
INTEREST INCOME
Interest and fees on loans	$5,548	$5,425
Interest on mortgage related securities	1,818	1,886
Interest on investment securities available-for-sale:
Taxable	453	910
Nontaxable	245	206
Dividend income	66	193
Other interest income	1,457	263
Total Interest Income	9,587	8,883

INTEREST EXPENSE
Deposits	4,870	4,485
Federal Home Loan Bank advances	366	366
Total Interest Expense	5,236	4,851

Net Interest Income	4,351	4,032
Provision for loan losses	—	—
Net Interest Income after Provision for Loan Losses	4,351	4,032

NONINTEREST INCOME
Service charges and other fee income	216	194
Net gain (loss) on sale of:
Loans	57	(12)
Assets acquired through foreclosure	—	85
Securities	—	(17)
Income on bank-owned life insurance	107	104
Other	56	74
Total Noninterest Income	436	428

NONINTEREST EXPENSE
Salaries, benefits and other compensation	2,417	2,095
Occupancy expense	381	349
Furniture and equipment expense	229	184
Data processing costs	373	329
Professional fees	492	480
Marketing expense	121	82
FDIC premiums	20	341
Other	424	326
Total Noninterest Expense	4,457	4,186
Income Before Income Taxes	330	274
Income tax provision	37	6
Net Income	$293	$268
Earnings per share (1):
Basic	$0.02	$—
Diluted	$0.02	$—

(1) Due to the timing of the Bank’s reorganization into the mutual holding company form and the completion of the Company’s initial public offering on September 29, 2006, earnings per share information for the three months ended March 31, 2006 is not applicable.

See accompanying notes to the unaudited consolidated financial statements.

FOX CHASE BANCORP, INC

Consolidated Statements of Changes in Equity

Three Months Ended March 31, 2007

(In Thousands, Unaudited)

			Unearned		Accumulated
			Common		Other
		Additional	Stock held		Comprehensive
	Common	Paid in	by	Retained	Income/	Total
	Stock	Capital	ESOP	Earnings	(Loss)	Equity

BALANCE - DECEMBER 31, 2006	$147	$62,365	$(5,371)	$69,545	$(1,041)	$125,645
Unallocated ESOP shares committed to employees	—	35	96	—	—	131
Shares allocated in long-term incentive plan	—	36	—	—	—	36
Net income	—	—	—	293	—	293
Net change in unrealized losses on securities available-for-sale, net of taxes	—	—	—	—	469	469
BALANCE – MARCH 31, 2007	$147	$62,436	$(5,275)	$69,838	$(572)	$126,574

See accompanying notes to the unaudited consolidated financial statements.

FOX CHASE BANCORP, INC

Consolidated Statements of Cash Flows

(In Thousands)

	Three Months Ended March 31,
	2007	2006
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$293	$268
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	260	233
Net amortization of securities premiums and discounts	86	284
Provision for deferred income taxes	43	139
Shares committed to be released to the ESOP	131	—
Shares earned in the long-term incentive plan	36	—
Origination of loans held for sale	(5,557)	(5,706)
Proceeds from sale of loans held for sale	5,422	3,340
Net realized (gains) on sales of assets acquired through foreclosure and fixed assets	—	(85)
Net loss on sale and impairment of securities	—	17
Net loss (gain) on sales of loans and loans held for sale	(57)	12
Earnings on investment in bank-owned life insurance	(107)	(104)
Decrease (increase) in mortgage servicing rights	27	(1)
Decrease in accrued interest and dividends receivable and other assets	109	107
Increase (decrease) in accrued interest payable, accrued expenses and other liabilities	(660)	(105)
Net Cash Provided by (Used in) Operating Activities	26	(1,601)

CASH FLOWS FROM INVESTING ACTIVITIES

Investment securities available for sale securities:
Purchases	(89)	(27,371)
Proceeds from sales	—	17,205
Proceeds from maturities, calls and principal repayments	4,012	21,300
Mortgage related securities - AFS:
Purchases	—	(27,102)
Proceeds from maturities, calls and principal repayments	12,716	15,308
Net (increase) decrease in loans	(6,774)	10,664
Purchase of loan participations	(13,771)	—
Net decrease in Federal Home Loan Bank stock	229	180
Purchases of premises and equipment	(146)	(721)
Proceeds from sales of assets acquired through foreclosure	—	192
Net Cash Provided by (Used in) Investing Activities	(3,823)	9,655

CASH FLOWS FROM FINANCING ACTIVITIES

Net decrease in deposits	(14,475)	(26,415)
Decrease in advances from borrowers for taxes and insurance	(514)	(471)
Net Cash Used in Financing Activities	(14,989)	(26,886)

Net Increase in Cash and Cash Equivalents	(18,786)	(18,832)

CASH AND CASH EQUIVALENTS – BEGINNING	134,441	46,086

CASH AND CASH EQUIVALENTS – ENDING	$115,655	$27,254
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$5,446	$4,846
Income taxes paid	$—	$170

See accompanying notes to the unaudited consolidated financial statements.

FOX CHASE BANCORP, INC

Notes to the Unaudited Consolidated Financial Statements

NOTE 1 - PRINCIPLES OF CONSOLIDATION AND PRESENTATION

Fox Chase Bancorp, Inc. (the “Company”) was organized on September 29, 2006 under the laws of the United States for the purpose of being a holding company for Fox Chase Bank (the “Bank”), a stock savings bank also organized under the laws of the United States. On September 29, 2006, the Company completed its initial public offering in which it sold 6,395,835 shares, or 43.57%, of its outstanding common stock to the public, including 575,446 shares purchased by the Fox Chase Bank Employee Stock Ownership Plan (the “ESOP”). An additional 8,148,915 shares, or 55.51% of the Company’s outstanding stock, were issued to Fox Chase MHC, the Company’s federally chartered mutual holding company. Net proceeds of the offering totaled $56.6 million. Additionally, the Company contributed $150,000 in cash and issued 135,000 shares, or 0.92% of its outstanding common stock, to the Fox Chase Bank Charitable Foundation.

The Company’s primary business is holding the common stock of the Bank and making a loan to the ESOP.  Fox Chase Bancorp, Inc. is authorized to pursue other business activities permissible by laws and regulations for other savings and loan holding companies.

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

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, the Bank. The Bank’s operations include the accounts of its wholly owned subsidiary, Fox Chase Financial, Inc. Fox Chase Financial, Inc. is a Delaware chartered investment holding company and its sole purpose is to manage and hold investment securities. The consolidated financial statements include the Company beginning on September 29, 2006. The consolidated financial statements and related notes include only the activity and balances of the Bank and its subsidiary through September 29, 2006. The financial statements do not include the transactions and balances of Fox Chase MHC. All material inter-company transactions and balances have been eliminated in consolidation. Prior period amounts are reclassified, when necessary, to conform with the current year’s presentation. The statement of cash flows has been revised to reflect the correction of certain immaterial errors identified by the Company.

The Company follows accounting principles and reporting practices which are in compliance with U.S. generally accepted accounting principles (“GAAP”). The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation and realizability of deferred tax assets and the evaluation of other than temporary impairment of investments. These financial statements do not contain all necessary disclosures required by GAAP and therefore should be read in conjunction with the audited financial statements and the notes thereto included in Fox Chase Bancorp, Inc.’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 29, 2007.  These financial statements include all adjustments which management believes were necessary in order to conform to GAAP. The results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

Per Share Information

The Company follows the provisions of SFAS No. 128, “Earnings Per Share.” Basic earnings per share exclude dilution and are computed by dividing income available to common stockholders by the weighted-average common shares outstanding during the period. Diluted earnings per share take into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock.

Earnings per share (“EPS”), basic and diluted, were $0.02 for the three months ended March 31, 2007. Earnings per share were not calculated at March 31, 2006 since the Company did not complete its initial public offering until September 29, 2006.

The following table presents the reconciliation of the numerators and denominators of the basic and diluted EPS computations.

Three
Months Ended
March 31,
2007
Net income	$293,000

Weighted-average common shares outstanding	14,679,750
Average common stock acquired by stock benefit plans:
Unvested shares – long-term incentive plan	(38,867)
ESOP shares unallocated, net	(533,780)

Weighted-average common shares used to calculate basic earnings per share	14,107,103

Dilutive effect of shares in long-term incentive plan	38,867

Weighted-average common shares used to calculate diluted earnings per share	14,145,970

Earnings per share-basic	$0.02
Earnings per share-diluted	$0.02

NOTE 2 - INVESTMENT AND MORTGAGE RELATED SECURITIES

The amortized cost and fair value of securities available-for-sale as of March 31, 2007 and December 31, 2006 are summarized as follows:

	March 31, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Obligations of U.S. government agencies	$42,357	$25	$(282)	$42,100
State and political subdivisions	24,126	135	(42)	24,219
Equity securities	89	—	(4)	85
	66,572	160	(328)	66,404

Mortgage related securities	146,561	349	(889)	146,021

Total securities	$213,133	$509	$(1,217)	$212,425

	December 31, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Obligations of U.S. government agencies	$42,344	$4	$(470)	$41,878
State and political subdivisions	24,126	141	(48)	24,219
Corporate debt securities	4,017	—	(2)	4,015
	70,487	145	(520)	70,112

Mortgage related securities	159,369	299	(1,348)	158,320

Total securities	$229,856	$444	$(1,868)	$228,432

The following tables show gross unrealized losses and fair value of securities, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2007 and December 31, 2006:

	March 31, 2007
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Obligations of U.S. government agencies	$—	$—	$32,780	$(282)	$32,780	$(282)
State and political subdivisions	1,846	(5)	2,712	(37)	4,558	(42)
Equity securities	85	(4)	—	—	85	(4)
Mortgage related securities	14,772	(60)	62,201	(829)	76,973	(889)

Total securities	$16,703	$(69)	$97,693	$(1,148)	$114,396	$(1,217)

	December 31, 2006
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Obligations of U.S. government agencies	$9,265	$(19)	$29,614	$(451)	$38,879	$(470)
State and political subdivisions	2,632	(8)	2,708	(40)	5,340	(48)
Corporate debt securities	—	—	4,015	(2)	4,015	(2)
Mortgage related securities	52,588	(249)	69,023	(1,099)	121,611	(1,348)

Total securities	$64,485	$ (276)	$ 105,360	$(1,592)	$169,845	$ (1,868)

NOTE 3 - LOANS

The composition of net loans at March 31, 2007, and December 31, 2006 is provided below (in thousands).

	March 31, 207	December 31, 2006
	(Unaudited)
Real estate loans:
One-to four-family	$208,068	$209,463
Multi-family and commercial	43,287	41,720
Construction	19,225	11,568
	270,580	262,751

Consumer loans:
Home equity	70,622	73,456
Automobile	848	1,030
Lines of credit	9,620	10,468
Other	140	148
	81,230	85,102
Commercial loans	27,847	11,155
Total Loans	379,657	359,008
Unearned loan origination fees, net	(532)	(442)
Allowance for loan losses	(2,949)	(2,949)
Net Loans	$376,176	$355,617

The following table presents changes in the allowance for loan losses (in thousands):

	Three Months Ended March 31,		Year Ended December 31,
	2007	2006	2006
	(Unaudited)
Allowance at beginning of period	$2,949	$8,349	$8,349
Credit for loan losses	—	—	(5,394)
Loans charged off	(1)	—	(8)
Recoveries	1	—	2
Allowance at end of period	$2,949	$8,349	$2,949

NOTE 4 – MORTGAGE SERVICING ACTIVITY

Loans serviced for others are not included in the accompanying consolidated statements of condition. The unpaid principal balances of these loans were $127,281,000 and $137,016,000 at March 31, 2007 and 2006, respectively, and $130,294,000 at December 31, 2006.

The following summarizes mortgage servicing rights for the three months ended March 31, 2007 and 2006 and the year ended December 31, 2006 (in thousands):

	Three Months Ended March 31,		Years Ended December 31,
	2007	2006	2006
	(Unaudited)
Balance, beginning	$1,177	$1,168	$1,168
Mortgage servicing rights capitalized	2	26	178
Mortgage servicing rights amortized	(29)	(25)	(169)
Balance, ending	$1,150	$1,169	$1,177

For the periods ended March 31, 2007; March 31, 2006 and December 31, 2006, the fair value of the mortgage servicing rights (“MSRs”) was $1,546,000 (unaudited), $1,307,000 (unaudited) and $1,623,000, respectively. The fair value of the MSRs for these periods was determined using a third-party valuation model that calculates the present value of estimated future servicing income. The model incorporates assumptions that market participants use in estimating future net servicing income, including estimates of prepayment speeds and discount rates. Mortgage loan prepayment speed is the annual rate at which borrowers are forecasted to repay their mortgage loan principal and is based on historical experience. The discount rate used to determine the present value of future net servicing income - another key assumption in the model - is the required rate of return the market would expect for an asset with similar risk. Both assumptions can, and generally will, change quarterly valuations as market conditions and interest rates change.

NOTE 5 - DEPOSITS

Deposits and their respective weighted average interest rate at March 31, 2007 and December 31, 2006 consist of the following (dollars in thousands):

	March 31, 2007		December 31, 2006
	Weighted Average Rate	Amount	Weighted Average Rate	Amount
	(Unaudited)
Non-interest bearing demand accounts	—%	$42,364	—%	$41,429
NOW accounts	1.78	45,142	1.80	50,717
Money market accounts	3.96	32,297	3.92	29,770
Savings and club accounts	0.74	62,099	0.74	64,338
Certificates of deposit	4.56	400,157	4.43	410,280
	3.57%	$582,059	3.47%	$596,534

NOTE 6 – FEDERAL HOME LOAN BANK ADVANCES

Pursuant to collateral agreements with the Federal Home Loan Bank of Pittsburgh (the “FHLB”), advances are secured by qualifying first mortgage loans, qualifying fixed-income securities, FHLB stock and an interest-bearing demand deposit account with the FHLB. As of March 31, 2007, the Bank has $34,500,000 in qualifying collateral pledged against its advances.

Maturity Date	Interest Rate	Strike Rate	Amount
			(in thousands)
August 2011	4.89%	7.50%	$20,000
August 2011	4.87%	7.50%	10,000
			$30,000

If the Comparative Rate Index (three-month LIBOR) is greater than or equal to the Strike Rate 15 calendar days prior to the 1st Possible Conversion Date or any subsequent Possible Conversion Date, the FHLB will notify the Bank 10 calendar days prior to conversion to an adjustable-rate Advance equal to three-month LIBOR (5.35% at March 31, 2007) plus .2175% on a quarterly basis. The Bank has the option to repay these advances at each of the option dates without penalty. Accordingly, the contractual maturities above may differ from actual maturities.

The Bank has a maximum borrowing capacity with the FHLB of approximately $433.1 million at December 31, 2006, the latest date available.

NOTE 7 - COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) for the three months ended March 31, 2007, and 2006 is as follows (in thousands):

	Three Months Ended March 31,
	2007	2006
	(Unaudited)
Net income	$293	$268

Other comprehensive gain (loss):
Unrealized holding gains (losses) arising during the period, net of tax expense (benefit) (three months 3/31/07 and 3/31/06-$249 and $(273), respectively)	469	(529)
Less: Reclassification adjustment for gains (losses) included in net income (loss), net of taxes (three months 3/31/07 and 3/31/06 -$0 and $(6), respectively)	—	(11)
Other comprehensive (loss) income	469	(518)
Comprehensive income (losses)	$762	$(250)

NOTE 8 – RECENT ACCOUNTING PRONOUNCEMENTS

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

SFAS No. 156 is effective for fiscal years beginning after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued its financial statements, including interim financial statements, for any period of that fiscal year. The Company’s adoption of this statement does not have a material impact on its results of operations or financial position.

In June 2006, FASB issued Financial Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes – an interpretation of SFAS Statement No. 109. FIN 48 provides guidance on financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. According to the Interpretation, a tax position is recognized if it is more likely than not that the tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. If the tax position meets more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize and should be measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. Effective January 1, 2007, the Company adopted FIN 48. As of January 1, 2007, the Company had no material unrecognized tax benefits or accrued interest and penalties. The Company’s policy is to account for interest as a component of interest expense and penalties as a component of other expense. Federal and state tax years 2003 through 2006 were open for examination as of January 1, 2007.

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

SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Earlier adoption is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company is evaluating this statement and has not yet determined the impact on its results of operations or financial position, if any.  The Company has determined that it will not early adopt this statement.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115 (SFAS 159).” SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value and amends SFAS 115 to, among other things, require certain disclosures for amounts for which the fair value option is applied. Additionally, this Statement provides that an entity may reclassify held-to-maturity and available-for-sale securities to the trading account when the fair value option is elected for such securities, without calling into question the intent to hold other securities to maturity in the future. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS 157. The Company is reviewing the impact of SFAS No. 159 and the impact, if any, on its consolidated financial statements.  The Company has determined that it will not early adopt this statement.

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

NOTE 9- LEGAL PROCEEDINGS

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

NOTE 10- SUBSEQUENT EVENTS

In April 2007, the Bank moved its operations center to leased space and sold its previous operations center to a third party. This sale will result in a pretax gain of approximately $850,000. Additionally, in April 2007, the Bank purchased a building for approximately $1.4 million in West Chester, Pennsylvania which is expected to open as a full-service branch location in the summer of 2007 after renovations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Forward-Looking Statements

This quarterly report contains forward-looking statements that are based on assumptions and may describe future plans, strategies and expectations of the Company. These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and its subsidiary include, but are not limited to, changes in interest rates, national and regional economic conditions, legislative and regulatory changes, monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality and composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company’s market area, changes in real estate market values in the Company’s market area, changes in relevant accounting principles and guidelines and the inability of third party service providers to perform their functions. Additional factors that may affect our results are discussed in the section titled “Risk Factors” in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 29, 2007.

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

Critical Accounting Policies

We consider accounting policies involving significant judgments and assumptions by management that have, or could have, a material impact on the carrying value of certain assets or on income to be critical accounting policies. We consider the following to be our critical accounting policies: allowance for loan losses, deferred income taxes, and other-than-temporary impairment of securities.

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

Comparison of Financial Condition at March 31, 2007 and December 31, 2006

Total assets decreased $14.7 million, or 1.9%, to $742.3 million at March 31, 2007, compared to $757.0 million at December 31, 2006. The reduction in assets was primarily due to an $18.8 million decrease in cash and cash equivalents, which was used to fund the increase of $20.6 million in loans. During the three months ended March 31, 2007, the Company purchased $13.8 million of commercial, construction and commercial real estate loan participations from other financial institutions. Mortgage related securities decreased $12.3 million from December 31, 2006 to March 31, 2007 due primarily to principal payments. Investment securities available-for-sale also decreased $3.7 million as the remaining corporate bonds held by the Company matured in the first quarter.

Deposits decreased $14.5 million, or 2.4%, from $596.5 at December 31, 2006 to $582.1 million at March 31, 2007, primarily certificates of deposit and NOW accounts, as the Bank’s funding needs decreased due to the decrease in assets.  Additionally, the

Bank is located in a highly competitive deposit market, which combined with the flat yield curve, has created a difficult climate for gathering deposits cost effectively.

Stockholders’ equity increased $1.0 million to $126.6 million at March 31, 2007 compared to $125.6 million at December 31, 2006 primarily due to a decrease in unrealized losses on securities available for sale of $469,000 and net income of $293,000 for the period.

Comparison of Operating Results for the Three Months Ended March 31, 2007 and 2006

General. Net income increased $25,000, or 9.3%, for the three months ended March 31, 2007 compared to the three months ended March 31, 2006, primarily due to a $704,000 increase in interest income offset by an increase in deposit expense of $385,000, an increase of $271,000 in other noninterest expense and an increase in tax expense of $31,000.

Net Interest Income. Net interest income increased $319,000, or 7.9%, to $4.4 million for the three months ended March 31, 2007 compared the same period in 2006 primarily due to an increase in the average yield on earning assets from 4.86% to 5.39% and a decrease in the average balance of interest-bearing liabilities. These changes were offset by a decrease in the average balance of interest-earning assets of $14.7 million and an increase in the average yield on interest-bearing liabilities from 3.00% to 3.70%. The decrease in the average balance of earning assets was primarily due to decreases in mortgage-backed and taxable securities. The decrease in the average balance of interest bearing liabilities was primarily due to decreases in deposit accounts.

The following table summarizes average balances and average yields and costs of interest-earning assets and interest-bearing liabilities for the three months ended March 31, 2007 and 2006. Yields are not presented on a tax-equivalent basis. Any adjustments necessary to present yields on a tax-equivalent basis are insignificant. (See also nonperforming loan table).

	Three Months Ended March 31,
	2007			2006
		Interest			Interest
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost
	(Dollars in thousands)

Assets:
Interest-earning assets:
Interest-bearing demand deposits	$113,803	$1,457	5.12%	$21,781	$263	4.83%
Mortgage-backed securities	152,549	1,818	4.77	193,958	1,886	3.89
Taxable securities	47,457	519	4.38	124,472	1,103	3.54
Nontaxable securities	24,143	245	4.06	21,346	206	3.86
Loans	373,287	5,548	5.95	369,771	5,425	5.87
Allowance for loan losses	(2,970)	—	—	(8,349)	—	—
Net loans	370,317	—	5.95	361,422	—	5.87
Total interest-earning assets	708,269	9,587	5.39	722,979	8,883	4.86
Noninterest-earning assets	36,132			38,783
Total assets	$744,401			$761,762

Liabilities and equity:
Interest-bearing liabilities:
NOW and money market deposit accounts	$76,111	395	2.11	$108,924	381	1.42
Savings accounts	63,142	114	0.73	77,094	134	0.70
Certificates of deposit	404,481	4,361	4.37	440,144	3,970	3.66
Total interest-bearing deposits	543,734	4,870	3.63	626,162	4,485	2.90

FHLB advances	30,000	366	4.88	30,000	366	4.88
Total interest-bearing liabilities	573,734	5,236	3.70	656,162	4,851	3.00

Noninterest-bearing liabilities	39,896			33,379
Other non-interest bearing liabilities	5,695			8,329
Total liabilities	619,325			697,870

Total stockholders’ equity	$125,076			$63,892

Total liabilities and stockholders’ equity	$744,401			$761,762
Net interest income		$4,351			$4,032
Interest rate spread			1.69%			1.86%
Net interest margin			2.45%			2.21%
Average interest-earning assets to average interest-bearing liabilities			123.45%			110.18%

(1)                       Nonperforming loans are included in average balance computations

The following table summarizes changes in interest income and interest expense for the three months ended March 31, 2007, and 2006.

	Three Months Ended March 31,
	2007	2006	% Change
	(Dollars in thousands)
Interest income:
Loans	$5,548	$5,425	2.27%
Mortgage related securities	1,818	1,886	(3.61)
Investment securities	698	1,116	(37.45)
Dividend income	66	193	(65.80)
Other interest-earning assets	1,457	263	453.99
Total interest income	9,587	8,883	7.93%

Interest expense:
NOW and money market deposit accounts	$395	$381	3.67%
Savings accounts	114	134	(14.93)
Certificates of deposit	4,361	3,970	9.85
Total interest-bearing deposits	4,870	4,485	8.58
FHLB advances	366	366	—
Total interest expense	5,236	4,851	7.94
Net interest income	$4,351	$4,032	7.91%

Provision for Loan Losses. The Bank did not record a provision for loan losses in either of the three months periods ending March 31, 2007 and 2006 as the decrease in nonperforming loans was offset by loan growth, particularly commercial, commercial real estate and construction loans, which carry a higher risk of default than one-to-four family loans.

The following table provides information with respect to the Bank’s nonperforming assets at the dates indicated. We did not have any troubled debt restructurings at the dates presented.

	At March 31, 2007	At December 31, 2006
	(Dollars in thousands)
Nonaccrual loans:
One- to four-family	$114	$284
Consumer	44	—
Multi-family and commercial real estate	—	—
Total	158	284
Accruing loans past due 90 days or more:
Multi-family and commercial real estate	—	2,941
Total	—	2,941
Total of nonaccrual loans and accruing loans 90 days or more past due	$158	$3,225
Real estate owned	—	—
Total nonperforming assets	$158	$3,225
Total nonperforming loans to total loans	0.04%	0.90%
Total nonperforming loans to total assets	0.02	0.43
Total nonperforming assets to total assets	0.02	0.43

Nonperforming assets totaled $158,000, or 0.02% of total assets, at March 31, 2007 compared to $3.2 million, or 0.43% of total assets, at December 31, 2006.  During the three months ended December 31, 2006, a loan totaling $2.9 million went past its contractual maturity and was included in the accruing loans past due 90 days or more category of nonperforming assets.  The Bank extended the maturity on this loan in the first quarter of 2007 and therefore removed it from the total nonperforming assets, accounting for a majority of the $3.1 million decrease in nonperforming assets.  This loan remains current on all required payments under the extension agreement and is secured by real estate.  Additionally, the property is under an agreement of sale and expected to be sold in 2007.

Noninterest Income. The following table summarizes other income for the three months ended March 31, 2007, and 2006.

	Three Months Ended March 31,
	2007	2006	% Change
	(Dollars in thousands)
Service charges	$216	$194	11.34%
Net gain (loss) on sale of:
Loans	57	(12)	575.00
Assets acquired through foreclosure	—	85	(100.00)
Fixed assets	—	—	—
Securities (losses) gains and impairment losses, net	—	(17)	100.00
Income on bank-owned life insurance	107	104	2.88
Other	56	74	(24.32)
Total	$436	$428	1.87%

The noninterest income for the three months ended March 31, 2007 compared to 2006 remained relatively flat.  The increases in gains on sales of loans and service charges were offset by the previous period gain on sale of a foreclosed property.  The gains on sales of loans increased as the loans sold in the secondary market increased from $3.3 million in 2006 to $5.4 million in 2007.

Noninterest Expense. The following table summarizes noninterest expense for the three months ended March 31, 2007, and 2006.

	Three Months Ended March 31,
	2007	2006	% Change
	(Dollars in thousands)
Salaries, benefits and other compensation	$2,417	$2,095	15.37%
Occupancy expense	381	349	9.17
Furniture and equipment expense	229	184	24.46
Data processing costs	373	329	13.37
Professional fees	492	480	2.50
Marketing expense	121	82	47.56
FDIC premiums	20	341	(94.13)
Other operating expenses	424	326	30.06
Total	$4,457	$4,186	6.47%

Noninterest expense increased by $271,000, or 6.5%, between the three months ended March 31, 2007 and 2006.  The two largest changes period over period were an increase in salaries and benefits and a decrease in Federal Deposit Insurance Corporation insurance premiums.  Salaries and benefits costs rose $322,000 between three month periods due to the hiring of a team of experienced commercial lenders and commercial credit staff in the spring of 2006 and the adoption of an Employee Stock Ownership Plan in September 2006 in conjunction with the Bank’s conversion to a public entity.  Federal Deposit Insurance Corporation premiums decreased $321,000 for the three months March 31, 2007 compared to 2006. The reduction in the levels of premiums was primarily due to the lifting of the Bank’s Cease and Desist order on June 28, 2006 and, to a lesser extent, to changes made by the FDIC in the way it assesses financial institutions.  The majority of remaining increases in operating expenses were related to the addition of the Marmora, New Jersey branch office and the opening of two loan production offices in Media and Exton, Pennsylvania in the second quarter of 2006.  Additionally, marketing costs increased between periods due to additional expenditures to market and promote the Bank’s commercial lending and deposit initiatives.

Income Taxes. The income tax provision for the three months ended March 31, 2007 was $37,000 compared to $6,000 for the three months ended March 31, 2006.   The Company’s effective income tax rate was 11.2% and 2.2% for the three-month periods ended March 31, 2007 and 2006, respectively.  These rates reflect the Company’s levels of tax-exempt income for both periods relative to the overall level of taxable income.

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

The following table presents certain of our contractual obligations as of March 31, 2007 and December 31, 2006.

		Payments Due by period
Contractual Obligations	Total	Less than One Year	One to Three Years	Three to Five Years	More Than Five Years
	(In thousands)

At March 31, 2007
Operating lease obligations (1)	$2,345	$381	$892	$914	$158
FHLB advances	36,550	1,488	2,978	32,084	—
Other long-term obligations (2)	4,430	1,705	2,725	—	—
Total	$43,325	$3,574	$6,595	$32,998	$158

At December 31, 2006
Operating lease obligations (1)	$158	$120	$38	$—	$—
FHLB advances	36,922	1,487	2,979	32,456	—
Other long-term obligations (2)	4,995	1,754	3,238	3	—
Total	$42,075	$3,361	$6,255	$32,459	$—

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

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At March 31, 2007, cash and cash equivalents totaled $115.7 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $212.4 million at March 31, 2007. In addition, at December 31, 2006, the latest date available, we had the ability to borrow a total of approximately $433.1 million from the Federal Home Loan Bank of Pittsburgh. On March 31, 2007, we had $30.0 million of borrowings outstanding.

At March 31, 2007, we had $85.1 million in loan commitments outstanding, which consisted of $3.7 million of mortgage loan commitments, $23.4 million in unused home equity lines of credit, $1.3 in consumer loans and $56.7 in commercial loans commitments. Certificates of deposit due within one year of March 31, 2007 totaled $225.1 million, or 56.3%, of total certificates of deposit. We believe the large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods in the current low interest rate environment. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before March 31, 2007. We believe, however, based on past experience, that a significant portion of these certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

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

	Three Months Ended March 31, 2007	Year Ended December 31, 2006
Investing activities:
Loan originations	$(34,050)	$(120,515)
Other decreases in loans	27,276	137,512
Loan sales	—	4,000
Loan purchases	(13,771)	(4,788)
Security purchases	(89)	(60,207)
Security sales	—	17,205
Security maturities, calls and principal repayments	16,728	145,471
Financing activities:
Increase (decrease) in deposits	(14,475)	(85,773)
Proceeds from stock issuance, net of conversion costs	—	62,348

Capital Management. The Bank is subject to various regulatory capital requirements administered by the Office of Thrift Supervision, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At March 31, 2007, the Bank exceeded all of regulatory capital requirements and was considered a “well capitalized” institution under regulatory guidelines.

The following table presents the Bank’s capital ratios and the minimum capital requirements to be considered ‘‘well capitalized” by the OTS as of March 31, 2007 and December 31, 2006:

	Ratio	Minimum to be Well Capitalized
March 31, 2007:
Tier 1 capital (to adjusted assets)	27.03%	≥10.0%
Tier 1 capital (to risk-weighted assets)	26.22%	≥ 6.0%
Total risk-based capital (to risk-weighted assets)	12.81%	≥ 5.0%

December 31, 2006:
Tier 1 capital (to adjusted assets)	27.62%	≥10.0%
Tier 1 capital (to risk-weighted assets)	26.79%	≥ 6.0%
Total risk-based capital (to risk-weighted assets)	12.49%	≥ 5.0%

As a result of Fox Chase Bancorp’s initial public stock offering, the Bank’s capital was increased $30.0 million in September 2006. The remaining proceeds of the offering were retained by Fox Chase Bancorp to be used for general corporate purposes.   The capital ratios above reflect this infusion of capital as well as reductions in the levels of assets since December 31, 2005.

The capital from the offering significantly increased our liquidity and capital resources.  Over time, this initial level of liquidity will be reduced as net proceeds from the stock offering continue to be used for general corporate purposes, including the funding of lending activities.  The Company’s financial condition and results of operations will be enhanced by the capital from the offering, resulting in increased net interest-earning assets and net income.  However, the large increase in equity resulting from the capital raised in the offering will have an adverse impact on our return on equity.  The Company may use capital management tools such as cash dividends and share repurchases.  However, under Office of Thrift Supervision regulations, we are not allowed to repurchase any shares during the first year following the offering, except to fund restricted stock awards under stock-based benefit plans, unless extraordinary circumstances exist and we receive regulatory approval.  The Company has not yet granted any restricted stock awards or stock options, but is seeking stockholder approval for a long-term equity incentive plan at its upcoming annual meeting of stockholders to be held on May 22, 2007.

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

For the period ended March 31, 2007, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There has not been any material change to the market risk disclosure from that contained in the Company’s Annual Report on Form 10-Q for the year ended December 31, 2006.

Item 4. Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

As of March 31, 2007, the risk factors of the Company have not changed materially from those reported in the Annual Report on Form 10-K.  In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition or future results.  The risks described in our Annual Report on Form 10-K are not the only risks that we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

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

FOX CHASE BANCORP, INC.

Dated: May 14, 2007	By:	/s/ Thomas M. Petro
Thomas M. Petro
President and Chief Executive Officer
(principal executive officer)

Dated: May 14, 2007	By:	/s/ Jerry D. Holbrook
Jerry D. Holbrook
Chief Financial Officer and Secretary
(principal accounting and financial officer)