Form 10-Q
period 2007-06-30
Fox Chase Bancorp Inc
filed 2007-08-13
CIK 1359111

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒                       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

As of August 10, 2007, there were 14,679,750 shares of the registrant’s common stock outstanding.

FOX CHASE BANCORP, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FOX CHASE BANCORP, INC
Consolidated Statements of Condition
(In Thousands, Except Share Data)

	June 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS

Cash and due from banks	$4,669	$3,295
Interest-earning demand deposits in other banks	118,176	131,146
Total cash and cash equivalents	122,845	134,441
Investment securities available-for-sale	61,214	70,112
Mortgage related securities available-for-sale	132,548	158,320
Loans held for sale	—	1,194
Loans, net of allowance for loan losses of $3,025 at June 30, 2007 and $2,949 at December 31, 2006	406,826	355,617
Federal Home Loan Bank stock, at cost	4,015	4,422
Bank-owned life insurance	11,540	11,324
Premises and equipment	14,778	14,287
Accrued interest and dividends receivable	3,142	3,397
Mortgage servicing rights	1,115	1,177
Deferred tax asset, net	1,091	1,087
Other assets	1,412	1,607
Total Assets	$760,526	$756,985

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES

Deposits	$597,903	$596,534
Federal Home Loan Bank advances	30,000	30,000
Advances from borrowers for taxes and insurance	2,926	2,262
Accrued interest payable	293	298
Accrued expenses and other liabilities	2,647	2,246

Total Liabilities	633,769	631,340

STOCKHOLDERS’ EQUITY

Preferred stock ($.01 par value; 1,000,000 shares authorized, none issued and outstanding at June 30, 2007 or December 31, 2006)	—	—
Common stock ($.01 par value; 35,000,000 shares authorized, 14,679,750 shares issued and outstanding at June 30, 2007 and December 31, 2006)	147	147
Additional paid-in capital	62,508	62,365
Unearned common stock held by employee stock ownership plan	(5,179)	(5,371)
Retained earnings	70,690	69,545
Accumulated other comprehensive loss, net	(1,409)	(1,041)

Total Stockholders’ Equity	126,757	125,645

Total Liabilities and Stockholders’ Equity	$760,526	$756,985

See accompanying notes to the unaudited consolidated financial statements.

FOX CHASE BANCORP, INC
Consolidated Statements of Operations
(Unaudited)
(In Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
INTEREST INCOME
Interest and fees on loans	$6,044	$5,243	$11,592	$10,668
Interest on mortgage related securities available-for-sale	1,712	2,148	3,530	4,034
Interest on investment securities available-for-sale:
Taxable	455	1,050	908	1,960
Non-taxable	259	239	504	445
Dividend income	62	58	128	251
Other interest income	1,494	270	2,951	533
Total Interest Income	10,026	9,008	19,613	17,891

INTEREST EXPENSE
Deposits	5,143	4,693	10,013	9,178
Federal Home Loan Bank advances	370	367	736	733
Total Interest Expense	5,513	5,060	10,749	9,911

Net Interest Income	4,513	3,948	8,864	7,980

Provision (Credit) for loan losses	75	(383)	75	(383)
Net Interest Income after Provision (Credit) for Loan Losses	4,438	4,331	8,789	8,363

NONINTEREST INCOME
Service charges and other fee income	208	307	424	528
Net gain (loss) on sale of:
Loans	16	46	73	34
Assets acquired through foreclosure	—	—	—	85
Fixed assets	874	—	874	(1)
Securities	—	—	—	(18)
Income on bank-owned life insurance	109	106	216	210
Other	51	128	107	177
Total Noninterest Income	1,258	587	1,694	1,015

NONINTEREST EXPENSE
Salaries, benefits and other compensation	2,252	2,234	4,669	4,329
Occupancy expense	462	422	843	771
Furniture and equipment expense	247	218	476	402
Data processing costs	388	387	761	716
Professional fees	547	288	1,039	768
Marketing expense	176	159	297	241
FDIC premiums	22	313	42	654
Other	453	664	877	990
Total Noninterest Expense	4,547	4,685	9,004	8,871
Income Before Income Taxes	1,149	233	1,479	507
Income tax provision (benefit)	297	(98)	334	(92)
Net Income	$852	$331	$1,145	$599

Earnings per share (1):
Basic	$0.06	—	$0.08	—
Diluted	$0.06	—	$0.08	—

(1)Due to the timing of the Bank’s reorganization into the mutual holding company form and the completion of the Company’s initial public offering on September 29, 2006, earnings per share information for the three and six months ended June 30, 2006 is not applicable.

See accompanying notes to the unaudited consolidated financial statements.

FOX CHASE BANCORP, INC
Consolidated Statement of Changes in Equity
Six Months Ended June 30, 2007
(In Thousands, Unaudited)

			Unearned
			Common		Accumulated
		Additional	Stock held		Other	Total
	Common	Paid-in	by	Retained	Comprehensive	Stockholders’
	Stock	Capital	ESOP	Earnings	Loss, Net	Equity
BALANCE — DECEMBER 31, 2006	$147	$62,365	$(5,371)	$69,545	$(1,041)	$125,645
Unallocated ESOP shares committed to employees	—	71	192	—	—	263
Shares allocated in long-term incentive plan	—	72	—	—	—	72
Net income	—	—	—	1,145	—	1,145
Amortization of pension actuarial loss, net of taxes	—	—	—	—	3	3
Net change in unrealized losses on securities available-for-sale, net of taxes	—	—	—	—	(371)	(371)
BALANCE — JUNE 30, 2007	$147	$62,508	$(5,179)	$70,690	$(1,409)	$126,757

See accompanying notes to the unaudited consolidated financial statements.

FOX CHASE BANCORP, INC
Consolidated Statements of Cash Flows
(In Thousands)

	Six Months Ended June 30,
	2007	2006
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,145	$599
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (credit) for loan losses	75	(383)
Depreciation	527	500
Net amortization of securities premiums and discounts	136	495
Provision for deferred income taxes	224	190
Shares committed to be released to the ESOP	263	-
Shares earned in the long-term incentive plan	72	-
Origination of loans held for sale	(6,112)	(10,597)
Proceeds from sale of loans held for sale	7,331	9,708
Net realized (gains) losses on sales of fixed assets	(874)	1
Net realized gain on sale of assets acquired through foreclosure	-	(85)
Net loss on sale and impairment of securities	-	18
Net gain on sales of loans and loans held for sale	(73)	(34)
Earnings on investment in bank-owned life insurance	(216)	(210)
Decrease (increase) in mortgage servicing rights	62	(53)
Decrease in accrued interest and dividends receivable and other assets	498	135
Increase (decrease) in accrued interest payable, accrued expenses and other liabilities	401	(1,778)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	3,459	(1,494)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment securities available-for-sale:
Purchases	(15,089)	(28,418)
Proceeds from sales	-	17,205
Proceeds from maturities, calls and principal repayments	23,717	29,300
Mortgage related securities available-for-sale:
Purchases	-	(31,789)
Proceeds from maturities, calls and principal repayments	25,305	31,497
Net (increase) decrease in loans	(28,456)	17,934
Purchase of loan participations	(22,828)	-
Net decrease (increase) in Federal Home Loan Bank stock	407	(422)
Purchases of premises and equipment	(1,872)	(1,136)
Proceeds from sales of premises and equipment	1,728	-
Proceeds from sale of assets acquired through foreclosure	-	192
Net cash Provided by (Used in) Investing Activities	(17,088)	34,363

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	1,369	(43,677)
Increase in advances from borrowers for taxes and insurance	664	486
Net Cash Provided by (Used in) Financing Activities	2,033	(43,191)

Net Decrease in Cash and Cash Equivalents	(11,596)	(10,322)

CASH AND CASH EQUIVALENTS — BEGINNING	134,441	46,086

CASH AND CASH EQUIVALENTS — ENDING	$122,845	$35,764

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$11,004	$9,853
Income taxes paid	$19	$425

See accompanying notes to the unaudited consolidated financial statements.

FOX CHASE BANCORP, INC
Notes to the Unaudited Consolidated Financial Statements

NOTE 1 — PRINCIPLES OF CONSOLIDATION AND PRESENTATION

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

The Company’s primary business is holding the common stock of the Bank and making a loan to the ESOP to fund its purchase of common stock.   Fox Chase Bancorp, Inc. is authorized to pursue other business activities permissible by laws and regulations for other savings and loan holding companies.

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

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, the Bank. The Bank’s operations include the accounts of its wholly owned subsidiary, Fox Chase Financial, Inc.  Fox Chase Financial, Inc. is a Delaware chartered investment holding company and its sole purpose is to manage and hold investment securities.  The consolidated financial statements include the Company beginning on September 29, 2006.  The consolidated financial statements and related notes include only the activity and balances of the Bank and its subsidiary through September 29, 2006.  The financial statements do not include the transactions and balances of Fox Chase MHC.  All material inter-company transactions and balances have been eliminated in consolidation. Prior period amounts are reclassified, when necessary, to conform with the current year’s presentation. The statement of cash flows for the six months ended June 30, 2006 has been revised to reflect the correction of certain immaterial errors identified by the Company.

The Company follows accounting principles and reporting practices which are in compliance with U.S. generally accepted accounting principles (“GAAP”). The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation and realizability of deferred tax assets and the evaluation of other than temporary impairment of investments.  These financial statements do not contain all necessary disclosures required by GAAP and therefore should be read in conjunction with the audited financial statements and the notes thereto included in Fox Chase Bancorp, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2006, filed with the Securities and Exchange Commission on March 29, 2007.   These financial statements include all normal and recurring adjustments which management believes were necessary in order to conform to GAAP.  The results for the six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

Earnings per share (“EPS”), basic and diluted, were $0.06 and $0.08 for the three and six months ended June 30, 2007.  Earnings per share were not calculated for the three and six months ended June 30, 2006 since the Company did not complete its initial public offering until September 29, 2006.

The following table presents the reconciliation of the numerators and denominators of the basic and diluted EPS computations.

	Three Months	Six Months
	Ended	Ended
	June 30, 2007	June 30, 2007
Net income	$852,000	$1,145,000

Weighted-average common shares outstanding	14,679,750	14,679,750
Average common stock acquired by stock benefit plans:
Unvested shares — long-term incentive plan	(38,867)	(38,867)
ESOP shares unallocated, net	(524,190)	(528,958)

Weighted-average common shares used to calculate basic earnings per share	14,116,693	14,111,925

Dilutive effect of shares in long-term incentive plan	38,867	38,867

Weighted-average common shares used to calculate diluted earnings per share	14,155,560	14,150,792

Earnings per share-basic	$0.06	$0.08
Earnings per share-diluted	$0.06	$0.08

NOTE 2 — INVESTMENT AND MORTGAGE RELATED SECURITIES

The amortized cost and fair value of securities available-for-sale as of June 30, 2007 and December 31, 2006 are summarized as follows:

	June 30, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Obligations of U.S. government agencies	$29,304	$—	$(380)	$28,924
State and political subdivisions	32,489	32	(319)	32,202
Equity securities	89	—	(1)	88
	61,882	32	(700)	61,214

Mortgage related securities	133,907	229	(1,588)	132,548

Total securities	$195,789	$261	$(2,288)	$193,762

	December 31, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Obligations of U.S. government agencies	$42,344	$4	$(470)	$41,878
State and political subdivisions	24,126	141	(48)	24,219
Corporate debt securities	4,017	—	(2)	4,015
	70,487	145	(520)	70,112

Mortgage related securities	159,369	299	(1,348)	158,320

Total securities	$229,856	$444	$(1,868)	$228,432

The following tables show gross unrealized losses and fair value of securities, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2007 and December 31, 2006:

	June 30, 2007
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Obligations of U.S. government agencies	$9,273	$(33)	$19,651	$(347)	$28,924	$(380)
State and political subdivisions	14,067	(232)	2,662	(87)	16,729	(319)
Equity securities	88	(1)	—	—	88	(1)
Mortgage related securities	40,137	(569)	49,723	(1,019)	89,860	(1,588)

Total securities	$63,565	$(835)	$72,036	$(1,453)	$135,601	$(2,288)

	December 31, 2006
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Obligations of U.S. government agencies	$9,265	$(19)	$29,614	$(451)	$38,879	$(470)
State and political subdivisions	2,632	(8)	2,708	(40)	5,340	(48)
Corporate debt securities	—	—	4,015	(2)	4,015	(2)
Mortgage related securities	52,588	(249)	69,023	(1,099)	121,611	(1,348)

Total securities	$64,485	$(276)	$105,360	$(1,592)	$169,845	$(1,868)

NOTE 3 — LOANS

The composition of net loans at June 30, 2007, and December 31, 2006 is provided below (in thousands).

	June 30, 2007	December 31, 2006
	(Unaudited)
Real estate loans:
One-to four-family	$209,355	$209,463
Multi-family and commercial	54,193	41,720
Construction	25,860	11,568
	289,408	262,751

Consumer loans:
Home equity	70,432	73,456
Automobile	723	1,030
Lines of credit	9,229	10,468
Other	153	148
	80,537	85,102
Commercial loans	40,293	11,155
Total Loans	410,238	359,008
Unearned loan origination fees, net	(387)	(442)
Allowance for loan losses	(3,025)	(2,949)
Net Loans	$406,826	$355,617

The following table presents changes in the allowance for loan losses (in thousands):

	Six Months Ended June 30,		Year Ended December 31,
	2007	2006	2006
	(Unaudited)
Allowance at beginning of period	$2,949	$8,349	$8,349
Provision (Credit) for loan losses	75	(383)	(5,394)
Loans charged off	(1)	—	(8)
Recoveries	2	—	2
Allowance at end of period	$3,025	$7,966	$2,949

NOTE 4 — MORTGAGE SERVICING ACTIVITY

Loans serviced for others are not included in the accompanying consolidated statements of condition. The unpaid principal balances of these loans were $123,516,000 and $137,359,000 at June 30, 2007 and 2006, respectively, and $130,294,000 at December 31, 2006.

The following summarizes mortgage servicing rights for the six months ended June 30, 2007 and 2006 and the year ended December 31, 2006 (in thousands):

	Six Months Ended June 30,		Years Ended December 31,
	2007	2006	2006
	(Unaudited)
Balance, beginning	$1,177	$1,168	$1,168
Mortgage servicing rights capitalized	2	112	178
Mortgage servicing rights amortized	(64)	(59)	(169)
Balance, ending	$1,115	$1,221	$1,177

For the periods ended June 30, 2007, June 30, 2006 and December 31, 2006, the fair value of the mortgage servicing rights (“MSRs”) was $1,390,000 (unaudited), $1,515,000 (unaudited) and $1,623,000, respectively. The fair value of the MSRs for these periods was determined using a third-party valuation model that calculates the present value of estimated future servicing income. The model incorporates assumptions that market participants use in estimating future net servicing income, including estimates of prepayment speeds and discount rates. Mortgage loan prepayment speed is the annual rate at which borrowers are forecasted to repay their mortgage loan principal and is based on historical experience. The discount rate used to determine the present value of future net servicing income - another key assumption in the model - is the required rate of return the market would expect for an asset with similar risk. Both assumptions can, and generally will, change quarterly valuations as market conditions and interest rates change.

NOTE 5 — DEPOSITS

Deposits and their respective weighted average interest rate at June 30, 2007 and December 31, 2006 consist of the following (dollars in thousands):

	June 30, 2007		December 31, 2006
	Weighted		Weighted
	Average		Average
	Rate	Amount	Rate	Amount
	(Unaudited)
Non-interest bearing demand accounts	—%	$44,946	—%	$41,429
NOW accounts	1.76	41,536	1.80	50,717
Money market accounts	4.05	41,916	3.92	29,770
Savings and club accounts	0.74	60,356	0.74	64,338
Certificates of deposit	4.65	409,149	4.43	410,280
	3.67%	$597,903	3.47%	$596,534

NOTE 6 — FEDERAL HOME LOAN BANK ADVANCES

Pursuant to collateral agreements with the Federal Home Loan Bank of Pittsburgh (the “FHLB”), advances are secured by qualifying first mortgage loans, qualifying fixed-income securities, FHLB stock and an interest-bearing demand deposit account with the FHLB. As of June 30, 2007, the Bank has $34,500,000 in qualifying collateral pledged against its advances.

Maturity Date	Interest Rate	Strike Rate	Amount
			(in thousands)
August 2011	4.89%	7.50%	$20,000
August 2011	4.87%	7.50%	10,000
			$30,000

If the Comparative Rate Index (three-month LIBOR) is greater than or equal to the Strike Rate fifteen calendar days prior to the next possible conversion date, which occurs on a quarterly basis through maturity, the FHLB has the option to convert the advances to an adjustable-rate equal to three-month LIBOR (5.36% at June 30, 2007) plus .2175%.  Notification of such conversion by the FHLB must be ten calendar days prior to conversion date. The Bank has the option to repay these advances at each conversion date without penalty. Accordingly, the contractual maturities above may differ from actual maturities.

The Bank has a maximum borrowing capacity with the FHLB of approximately $426.4 million at March 31, 2007, the latest date available.

NOTE 7 — COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) for the three and six months ended June 30, 2007 and 2006 is as follows (in thousands):

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net income	$852	$331	$1,145	$599
Other comprehensive loss:
Unrealized holding losses arising during the period, net of tax benefit (three and six months 6/30/07 and 6/30/06 $(479), $(232), $(445) and $(718), respectively)	(840)	(864)	(371)	(1,394)
Less: Reclassification adjustment for losses included in net loss, net of taxes (three and six months 6/30/07 and 6/30/06 $0, $0, $0 and $(6), respectively)	—	—	—	(12)
Amortization of pension actuarial loss, net of taxes	3	—	3	—

Other comprehensive loss	(837)	(864)	(368)	(1,382)

Comprehensive income (loss)	$15	$(533)	$777	$(783)

NOTE 8 — RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, FASB issued Financial Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes — an interpretation of SFAS Statement No. 109. FIN 48 provides guidance on financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. According to the Interpretation, a tax position is recognized if it is more likely than not that the tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. If the tax position meets more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize and should be measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006.  Effective January 1, 2007, the Company adopted FIN 48.  As of January 1, 2007, the Company had no material unrecognized tax benefits or accrued interest and penalties.  The Company’s policy is to account for interest as a component of interest expense and penalties as a component of other expense.  Federal and state tax years 2003 through 2006 were open for examination as of January 1, 2007.

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

At its September 2006 meeting, the EITF reached a final consensus on Issue 06-05, “Accounting for Purchases of Life Insurance — Determining the Amount That Could be Realized in Accordance with FASB Technical Bulletin No. 85-4.” Issue 06-05 concludes that in determining the amount that could be realized under an insurance contract accounted for under FASB Technical Bulletin No. 85-4, “Accounting for Purchases of Life Insurance,” the policyholder should (1) consider any additional amounts included in the contractual terms of the policy; (2) assume the surrender value on a individual-life by individual-life policy basis; and (3) not discount the cash surrender value component of the amount that could be realized when contractual restrictions on the ability to surrender a policy exist. Issue 06-05 should be adopted through either (1) a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption or (2) a change in accounting principle through retrospective application to all prior periods. Issue 06-05 is effective for fiscal years beginning after December 15, 2006. The application of Issue 06-05 did not have a material effect on the Company’s financial position or results of operations.

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

NOTE 9— LEGAL PROCEEDINGS

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operation

Forward-Looking Statements

This quarterly report contains forward-looking statements that are based on assumptions and may describe future plans, strategies and expectations of the Company. These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and its subsidiary include, but are not limited to, changes in interest rates, national and regional economic conditions, legislative and regulatory changes, monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality and composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company’s market area, changes in real estate market values in the Company’s market area, changes in relevant accounting principles and guidelines and the inability of third party service providers to perform their functions.  Additional factors that may affect our results are discussed in the section titled “Risk Factors” in the Company’s Annual Report on Form 10-K, included in the section titled “Risk Factors”, filed with the Securities and Exchange Commission on March 29, 2007.

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

Comparison of Financial Condition at June 30, 2007 and December 31, 2006

Total assets increased $3.5 million, or 0.5%, to $760.5 million at June 30, 2007, compared to $757.0 million at December 31, 2006.  The modest increase in assets was primarily due to the $51.2 million increase in loans, which was driven by a $55.9 million increase in commercial, commercial real estate and construction loans.  In 2006, the Bank hired a highly experienced team of nineteen commercial lending, credit and risk management professionals to accelerate these types of lending activities.  Loan growth was funded primarily through a decrease of $11.6 million in cash and cash equivalents, a decrease of $25.8 million in mortgage related securities due to normal principal payments and a decrease of $8.9 million of investment securities available-for-sale which were called or matured.  The decrease in securities for the six months ended June 30, 2007 is consistent with the Bank’s strategy of utilizing funds from the liquidation of lower yielding mortgage-backed and investment securities to fund loan growth.

Deposits increased $1.4 million from $596.5 million at December 31, 2006 to $597.9 million at June 30, 2007.  The modest increase was primarily a result of increased money market accounts of $12.1 million and non-interest bearing demand accounts of $3.5 million, offset by decreases in NOW accounts of $9.2 million, savings and club accounts of $4.0 million and certificates of deposit of $1.1 million.  The increase in money market accounts was a result of a successful promotion of the Bank’s money market tiered rate structure, which also caused some NOW accounts to transfer to money market accounts.  The increase in non-interest bearing demand accounts was a result of continued efforts to increase commercial deposit relationships.  The Bank is located in a highly competitive deposit market which, combined with the flat yield curve, has created a difficult climate for gathering deposits cost effectively.

Stockholders’ equity increased $1.1 million to $126.8 million at June 30, 2007 compared to $125.6 million at December 31, 2006 primarily due to net income of $1.1 million.

Comparison of Operating Results for the Three and Six Months Ended June 30, 2007 and 2006

General.   Net income increased $521,000, or 157.4%, for the three months ended June 30, 2007 compared to the three months ended June 30, 2006.  The increase in net income was due to an increase in net interest income of $565,000, an increase in noninterest income of $671,000 and a decrease in noninterest expense of $138,000, which was offset by an increase in the provision for loan losses of $458,000.  The increase in noninterest income of $671,000 includes a gain of $874,000 (after tax $577,000) related to the sale of the Bank’s operations center.

Net income increased $546,000, or 91.2%, for the six months ended June 30, 2007 compared to the six months ended June 30, 2006. The increase in net  income was due to an increase in net interest income of $884,000 and an increase in noninterest income of $679,000, which was offset by an increase in the provision for loan losses of $458,000 and an increase in noninterest expense of $133,000. The increase in noninterest income of $679,000 includes the previously discussed gain of $874,000 (after tax $577,000).

Net Interest Income.   Net interest income increased $565,000, or 14.3%, to $4.5 million for the three months ended June 30, 2007 compared the same period in 2006 primarily due to an increase in average earning assets of $7.9 million, an increase in the average yield on earning assets from 5.04% to 5.58% as well as a decrease in the average balance of interest-bearing liabilities.  These changes were offset by an increase in the average rate on interest-bearing liabilities from 3.18% to 3.85%. The increase in the average balance of earning assets was primarily due to increases in the Bank’s average loan portfolio of $33.5 million and an increase in the volume of interest-earning demand deposits generated by proceeds received in the Company’s initial public offering, offset by decreases in the average balance of the mortgage-backed and investment securities portfolios. The increase in the average yield on earning assets was primarily due to the general increase in market interest rates from 2004 through 2006 as yield on loans increased from 5.87% to 6.16%, the yield on mortgage-related securities increased from 4.32% to 4.87% and yield on interest-earning demand deposits increased from 4.93% to 5.20%.  The decrease in the average balance of interest bearing liabilities was primarily due to decreases in deposit accounts.  The increase in the average rate on interest-bearing liabilities was primarily due to the cost of certificates of deposit, which increased 66 basis points from 3.84% to 4.50% and a 100 basis point increase in NOW and money market accounts from 1.48% to 2.48%.

Net interest income increased $884,000, or 11.1%, to $8.9 million for the six months ended June 30, 2007 compared to the same period in 2006 primarily due to an increase in the average yield on earning assets from 4.94% to 5.51% and a decrease in the average balance of interest-bearing liabilities.  These changes were offset by a decrease in the average balance of interest-earning assets of $4.7 million and an increase in the average yield on interest-bearing liabilities from 3.09% to 3.77%. The increase in the average yield on earnings assets was primarily due to the general increase in market interest rates from 2004 through 2006 as the yield on loans increased from 5.86% to 6.06%, the yield on mortgage-related securities increased from 4.13% to 4.82% and yield on interest-earning demand deposits increased from 4.55% to 5.16%.  The decrease in the average balance of earning assets was primarily due to decreases in the average balance of the mortgage-backed and investment securities portfolios, offset by increases in the Bank’s average loan portfolio of $18.3 million and an increase in the volume of interest-earning demand deposits generated by proceeds received in the Company’s initial public offering.  The decrease in the average balance of interest-bearing liabilities was primarily due to decreases in deposit accounts.  The increase in the average rate on interest-bearing liabilities was primarily due to the cost of certificates of deposit, which increased 69 basis points from 3.75% to 4.44% and a 84 basis point increase in NOW and money market accounts from 1.45% to 2.29%.

The following table summarizes average balances and average yields and costs of interest-earning assets and interest-bearing liabilities for the three and six months ended June 30, 2007 and 2006. Yields are not presented on a tax-equivalent basis. Any adjustments necessary to present yields on a tax-equivalent basis are insignificant. (See also nonperforming loan table).

	Three Months Ended June 30,						Six Months Ended June 30,
	2007			2006			2007			2006
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Interest-earning demand deposits	$114,954	$1,494	5.20%	$21,910	$270	4.93%	$114,379	$2,951	5.16%	$23,420	$533	4.55%
Mortgage related securities	140,471	1,712	4.87%	199,026	2,148	4.32%	146,510	3,530	4.82%	195,249	4,034	4.13%
Taxable securities	42,884	517	4.82%	113,087	1,108	3.92%	45,171	1,036	4.59%	120,062	2,211	3.68%
Nontaxable securities	28,400	259	3.65%	23,619	239	4.05%	26,272	504	3.84%	22,009	445	4.04%
Loans (1):
Residential loans	206,676	2,943	5.70%	220,453	3,081	5.59%	207,449	5,864	5.65%	223,499	6,207	5.55%
Commercial and construction loans	103,245	1,924	7.37%	53,286	991	7.36%	92,224	3,343	7.21%	57,513	2,158	7.46%
Consumer loans	81,016	1,177	5.81%	83,694	1,171	5.60%	82,438	2,385	5.79%	82,811	2,303	5.56%
Total loans	390,937	6,044	6.16%	357,433	5,243	5.87%	382,111	11,592	6.06%	363,823	10,668	5.86%
Allowance for loan losses	(2,976)			(8,345)			(2,973)			(8,347)
Net loans	387,961			349,088			379,138			355,476
Total interest-earning assets	714,670	10,026	5.58%	706,730	9,008	5.04%	711,470	19,613	5.51%	716,216	17,891	4.94%
Noninterest-earning assets	36,126			37,949			36,129			37,672
Total assets	$750,796			$744,679			$747,599			$753,888

Liabilities and equity:
Interest-bearing liabilities:
NOW and money market deposit accounts	$77,971	481	2.48%	$96,764	357	1.48%	$77,041	876	2.29%	$102,722	738	1.45%
Savings and club accounts	60,934	112	0.73%	74,903	154	0.82%	62,038	226	0.73%	76,368	288	0.76%
Certificates of deposit	405,425	4,550	4.50%	436,717	4,182	3.84%	404,953	8,911	4.44%	438,675	8,152	3.75%
Total interest-bearing deposits	544,330	5,143	3.79%	608,384	4,693	3.09%	544,032	10,013	3.71%	617,765	9,178	3.00%
FHLB advances	30,000	370	4.88%	30,000	367	4.84%	30,000	736	4.88%	30,000	733	4.86%
Total interest-bearing liabilities	574,330	5,513	3.85%	638,384	5,060	3.18%	574,032	10,749	3.77%	647,765	9,911	3.09%
Noninterest-bearing deposits	44,992			34,800			42,444			34,090
Other noninterest-bearing liabilities	4,967			8,099			5,331			8,316
Total liabilities	624,289			681,283			621,807			690,171

Retained Earnings	127,220			66,169			126,650			66,169
Accumulated comprehensive loss	(713)			(2,773)			(858)			(2,452)
Total equity	$126,507			$63,396			$125,792			$63,717
Total liabilities and equity	$750,796			$744,679			$747,599			$753,888
Net interest income		$4,513			$3,948			$8,864			$7,980
Interest rate spread			1.73%			1.86%			1.74%			1.85%
Net interest margin			2.50%			2.21%			2.45%			2.20%
Average interest-earning assets to average interest-bearing liabilities			124.44%			110.72%			123.94%			110.57%

(1)                Nonperforming loans are included in average balance computations

Rate/Volume Analysis.   The following table sets forth the effects of changing rates and volumes on our net interest income.  The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume).  The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate).  The net column represents the sum of the columns.  For purposes of this table, changes attributable to changes in both rate and volume that cannot be segregated have been allocated proportionally based on the changes due to rate and the changes due to volume.

	Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006			Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net

Interest and dividend income:
Interest-earning demand deposits	$1,146	$78	$1,224	$2,070	$348	$2,418
Mortgage related securities	(632)	196	(436)	(1,007)	503	(504)
Taxable securities	(688)	97	(591)	(1,379)	204	(1,175)
Nontaxable securities	48	(28)	20	86	(27)	59
Loans:
Residential loans	(193)	55	(138)	(445)	102	(343)
Commercial and construction loans	930	3	933	1,301	(116)	1,185
Consumer loans	(38)	44	6	(10)	92	82
Total loans	699	102	801	846	78	924
Total interest-earning assets	573	445	1,018	616	1,106	1,722

Interest expense:
NOW and money market deposits	(70)	194	124	(185)	323	138
Savings accounts	(28)	(14)	(42)	(54)	(8)	(62)
Certificates of deposit	(300)	668	368	(627)	1,386	759
Total interest-bearing deposits	(398)	848	450	(866)	1,701	835

FHLB advances	—	3	3	—	3	3
Total interest-bearing liabilities	(398)	851	453	(866)	1,704	838
Net change in net interest income	$971	$(406)	$565	$1,482	$(598)	$884

Provision for Loan Losses.   The provision for loan losses was $75,000 for the three and six month period ending June 30, 2007, reflecting continued growth in the loan portfolio, especially in commercial real estate, commercial and construction loans, which carry a higher risk of default, offset by a decrease in nonperforming loans.  The Company recorded a credit to the provision for loan losses of $383,000 for the three and six months ended June 30, 2006, which was a result of: (1) a reduction in criticized and classified assets; (2) a decrease in the size of the loan portfolio; and (3) the absence of charge-offs in the portfolio during that period.

The following table provides information with respect to the Bank’s nonperforming assets at the dates indicated.   There were no troubled debt restructurings as of the dates presented below.

	At June 30, 2007	At December 31, 2006
	(Dollars in thousands)
Nonaccrual loans:
One- to four-family	$115	$284
Consumer	126	—
Multi-family and commercial real estate	—	—
Total	241	284
Accruing loans past due 90 days or more:
Multi-family and commercial real estate	—	2,941
Total	—	2,941
Total of nonaccrual loans and accruing loans
90 days or more past due	$241	$3,225
Real estate owned	—	—
Total nonperforming assets	$241	$3,225
Total nonperforming loans to total loans	0.06%	0.90%
Total nonperforming loans to total assets	0.03	0.43
Total nonperforming assets to total assets	0.03	0.43

Nonperforming assets totaled $241,000, or 0.03% of total assets, at June 30, 2007 compared to $3.2 million, or 0.43% of total assets, at December 31, 2006.  During the three months ended December 31, 2006, a loan totaling $2.9 million went past its contractual maturity and was included in the accruing loans past due 90 days or more category of nonperforming assets.  The Bank extended the maturity on this loan in the first quarter of 2007 and therefore removed it from the total nonperforming assets, accounting for a majority of the $3.0 million decrease in nonperforming assets.  This loan remains current on all required payments under the extension agreement and is secured by real estate.  Additionally, the property is under an agreement of sale and expected to be sold in 2007.

Noninterest Income.   The following table summarizes noninterest income for the three and six months ended June 30, 2007 and 2006.

	Three Months Ended June 30,			Six Months Ended June 30,
	2007	2006	% Change	2007	2006	% Change
	(Dollars in thousands)
Service charges	$208	$307	(32.3)%	$424	$528	(19.7)%
Net gain (loss) on sale of:
Loans	16	46	(65.2)	73	34	114.7
Assets acquired through foreclosure	—	—	—	—	85	(100.0)
Fixed assets	874	—	100.0	874	(1)	n/m *
Securities	—	—	—	—	(18)	(100.0)
Income on bank-owned life insurance	109	106	2.8	216	210	2.9
Other	51	128	(60.2)	107	177	(39.6)

Total	$1,258	$587	114.3	$1,694	$1,015	66.9

* Not meaningful

Noninterest income increased $671,000, or 114.3%, and $679,000, or 66.9%, during the three and six months ended June 30, 2007, respectively, compared to the same periods in 2006.  As previously discussed in the “General” section of the Management’s Discussion and Analysis section, the increase in both the three and six months ended June 30, 2007 was primarily a result of the Bank recognizing a pre-tax gain of $874,000 on the sale of its operations center in the second quarter of 2007.

For the six months ended June 30, 2007, the Bank also recognized an increase in gain on sale of loans of $39,000.  These gains were offset primarily by a reduction in service charges and other fee income of $104,000, as the Bank modified its fee policies related to customer deposit accounts, a decrease in other non-interest income of $70,000 and a decrease in gain on sale of an asset acquired through foreclosure of $85,000 in 2006 which did not occur in 2007.

For the three months ended June 30, 2007, the gain on sale of its operations center was offset primarily by a reduction in service charges and other fee income of $99,000, as the Bank modified its fee policies related to customer deposit accounts, a decrease in other non-interest income of $77,000 and a decrease in gain on sale of loans of $30,000.  During the second quarter of 2007, the Bank began holding longer-term newly originated residential loans in its portfolio rather than selling such loans as it had done previously.

Noninterest Expense. The following table summarizes noninterest expense for the three and six months ended June 30, 2007 and 2006.

	Three Months Ended June 30,			Six Months Ended June 30,
	2007	2006	% Change	2007	2006	% Change
	(Dollars in thousands)
Salaries, benefits and other compensation	$2,252	$2,234	0.8%	$4,669	$4,329	7.9%
Occupancy expense	462	422	9.5	843	771	9.3
Furniture and equipment expense	247	218	13.3	476	402	18.4
Data processing costs	388	387	0.3	761	716	6.3
Professional fees	547	288	89.9	1,039	768	35.3
Marketing expense	176	159	10.7	297	241	23.2
FDIC premiums	22	313	(93.0)	42	654	(93.6)
Other	453	664	(31.8)	877	990	(11.4)
Total	$4,547	$4,685	(3.0)	$9,004	$8,871	1.5

Noninterest expense decreased by $138,000, or 3.0%, and increased by $133,000, or 1.5%, during the three and six months ended June 30, 2007, respectively, compared to the same periods in 2006.  The largest changes for the six month period were: (1) an increase in salaries and benefits expense of $340,000 due to the hiring of the previously discussed team of experienced commercial lenders and commercial credit staff in the spring of 2006 and the implementation of an Employee Stock Ownership Plan in September 2006 in conjunction with the Bank’s conversion to a public entity; and (2) an increase in professional fees of $271,000 primarily associated with being a public entity, including compliance with the Sarbanes-Oxley Act and exploring strategic initiatives.  The increased costs were offset by a decrease in Federal Deposit Insurance Corporation (the “FDIC”) insurance premiums of $612,000 primarily due to the lifting of the Bank’s Office of Thrift Supervision Cease and Desist Order on June 28, 2006 and, to a lesser extent, to changes made by the FDIC in the way it assesses financial institutions, as well as a decrease in other expense associated with a second quarter 2006 charge of $232,000 related to a write-off of an error for reconciling transactions in our automated teller machines system.  The majority of remaining increases in operating expenses were related to the addition of the Marmora, New Jersey branch office in first quarter of 2006, and the opening of two loan production offices in Media and Exton, Pennsylvania in the second quarter of 2006.  Additionally, marketing costs increased between periods due to additional expenditures to market and promote the Bank’s commercial lending and deposit initiatives.

The largest changes for the three month period were: (1) an increase in professional fees of $259,000 primarily associated with being a public entity, including compliance with the Sarbanes-Oxley Act and exploring strategic initiatives; (2) a decrease in Federal Deposit Insurance Corporation (the “FDIC”) insurance premiums of $291,000 primarily due to the lifting of the Bank’s Office of Thrift Supervision Cease and Desist Order on June 28, 2006 and, to a lesser extent, to changes made by the FDIC in the way it assesses financial institutions; and (3) a decrease in other expense associated with a second quarter 2006 charge of $232,000 related to a write-off of an error for reconciling transactions in our automated teller machines system.  The majority of remaining increases in operating expenses were related to the addition of the Marmora, New Jersey branch office in first quarter of 2006, and the opening of two loan production offices in Media and Exton, Pennsylvania in the second quarter of 2006.  Additionally, marketing costs increased between periods due to additional expenditures to market and promote the Bank’s commercial lending and deposit initiatives.

Income Taxes.   The income tax provision for the three and six months ended June 30, 2007 was $297,000 and $334,000 compared to a benefit of $(98,000) and $(92,000) for the three and six months ended June 30, 2006, respectively.   The Company’s effective income tax rate was 25.8% and (42.1)% for the three-month periods ended June 30, 2007 and 2006, and 22.6% and (18.1)% for the six months ended June 30, 2007 and 2006, respectively.  These rates reflect the Company’s levels of tax-exempt income for the 2007 periods relative to the overall level of pre-tax book income. The Company recorded a tax benefit in the second quarter of 2006 when it reduced its tax contingency reserve by $75,000 due to reevaluation of its tax position.

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

The following table presents certain of our contractual obligations as of June 30, 2007 and December 31, 2006.

		Payments Due by period
Contractual Obligations	Total	Less than One Year	One to Three Years	Three to Five Years	More Than Five Years
	(In thousands)

At June 30, 2007
Operating lease obligations (1)	$2,310	$460	$889	$921	$40
FHLB advances	36,178	1,489	2,977	31,712	—
Other long-term obligations (2)	4,282	1,802	2,477	3	—
Total	$42,770	$3,751	$6,343	$32,636	$40

At December 31, 2006
Operating lease obligations (1)	$158	$120	$38	$—	$—
FHLB advances	36,922	1,487	2,979	32,456	—
Other long-term obligations (2)	4,995	1,754	3,238	3	—
Total	$42,075	$3,361	$6,255	$32,459	$—

(1)          Represents lease obligations for commercial loan processing offices and the Bank’s operations center.

(2)          Represents obligations to the Company’s third party data processing provider.

We regularly adjust our investments in liquid assets based upon our assessment of: (1) expected loan demands; (2) expected deposit flows; (3) yields available on interest-earning deposits and securities; and (4) the objectives of our asset/liability management policy. We use a variety of measures to assess our liquidity needs, which are provided to our Asset/Liability Management and Pricing Committees on a regular basis. Our policy is to maintain net liquidity of at least 50% of our funding obligations over the next month. Additionally, our policy is to maintain an amount of cash and short-term marketable securities equal to at least 15% of net deposits and liabilities that will mature in one year or less.

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At June 30, 2007, cash and cash equivalents totaled $122.8 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $193.8 million at June 30, 2007. In addition, at March 31, 2007, the latest date available, we had the ability to borrow a total of approximately $426.4 million from the Federal Home Loan Bank of Pittsburgh. On June 30, 2007, we had $30.0 million of borrowings outstanding.

At June 30, 2007, we had $95.2 million in loan commitments outstanding, which consisted of $2.1 million of mortgage loan commitments, $22.5 million in unused home equity lines of credit, $1.6 million in consumer loan commitments or lines of credit, $69.0 in commercial loan commitments and $586,000 in stand-by letters of credit. Certificates of deposit due within one year of June 30, 2007 totaled $222.9 million, or 54.5%, of total certificates of deposit. We believe the large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods in the current low interest rate environment. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before June 30, 2007. We believe, however, based on past experience that a significant portion of these certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activities are the origination of loans and the purchase of securities. Our primary financing activities consist of activity in deposit accounts. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors. We generally manage the pricing of our deposits to be competitive and to increase core deposit relationships. Occasionally, we offer promotional rates on certain deposit products to attract deposits.

The following table presents our primary investing and financing activities during the periods indicated and does not include loans originated and held for sale.

	Six Months Ended June 30, 2007	Year Ended December 31, 2006
Investing activities:
Loan originations	$(47,723)	$(120,515)
Other decreases in loans	19,267	137,512
Loan sales	—	4,000
Loan participation purchases	(22,828)	(4,788)
Security purchases	(15,089)	(60,207)
Security sales	—	17,205
Security maturities, calls and principal repayments	49,022	145,471
Financing activities:
Increase (decrease) in deposits	1,369	(85,773)
Proceeds from stock issuance, net of conversion costs	—	62,348

Capital Management.   The Bank is subject to various regulatory capital requirements administered by the Office of Thrift Supervision, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2007, the Bank exceeded all of regulatory capital requirements and was considered a “well capitalized” institution under regulatory guidelines.

The following table presents the Bank’s capital ratios and the minimum capital requirements to be considered ‘‘well capitalized” by the OTS as of June 30, 2007 and December 31, 2006:

	Ratio	Minimum to be Well Capitalized
June 30, 2007:
Tier 1 capital (to adjusted assets)	12.62%	≥ 5.0%
Tier 1 capital (to risk-weighted assets)	24.37%	≥ 6.0%
Total risk-based capital (to risk-weighted assets)	25.14%	≥ 10.0%

December 31, 2006:
Tier 1 capital (to adjusted assets)	12.49%	≥5.0%
Tier 1 capital (to risk-weighted assets)	26.79%	≥6.0%
Total risk-based capital (to risk-weighted assets)	27.62%	≥ 10.0%

As a result of Fox Chase Bancorp’s initial public stock offering, the Bank’s capital was increased by $30.0 million in September 2006. The remaining proceeds of the offering were retained by Fox Chase Bancorp to be used for general corporate purposes.   The capital ratios above reflect this infusion of capital.

The capital from the offering significantly increased our liquidity and capital resources.  Over time, this initial level of liquidity will be reduced as net proceeds from the stock offering are used for general corporate purposes, including the funding of lending activities.  The Company’s financial condition and results of operations will be enhanced by the capital from the offering, resulting in increased net interest-earning assets.  However, the large increase in equity resulting from the capital raised in the offering will have an adverse impact on our return on equity.  The Company may use capital management tools such as cash dividends and share repurchases.  However, under Office of Thrift Supervision regulations, we are not allowed to repurchase any shares during the first year following the offering, except to fund restricted stock awards under stock-based benefit plans, unless extraordinary circumstances exist and we receive regulatory approval.  The Company received stockholder approval for its long-term equity incentive plan at its annual meeting of stockholders held on May 22, 2007. The Company has not yet granted any restricted stock awards or stock options under this plan.

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

As of June 30, 2007, the Company had an interest rate swap with a notional amount of $1.2 million. The Company is receiving variable rate payments of three-month Libor plus 2.24% and paying fixed-rate payments of 7.43%.  The swap matures March 31, 2022.  The hedged item is a commercial real estate loan, which has a fixed payment rate of 7.43% and matures on the same date. The swap had a fair value gain position of $27,000 at June 30, 2007.

For the six months ended June 30, 2007, with the exception of the aforementioned commitments and swap arrangements, the Company did not engage in any additional off-balance sheet transactions reasonably likely to have a material effect on the Company’s financial condition, results of operation or cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There has not been any material change to the market risk disclosure from that contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Item 4. Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

As of June 30, 2007, the risk factors of the Company have not changed materially from those reported in the Company’s Annual Report on Form 10-K.  In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition or future results.  The risks described in our Annual Report on Form 10-K are not the only risks that we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

At the Company’s Annual Meeting of Stockholders (the “Meeting”) held on May 22, 2007, all the nominees for director proposed by the Company were elected.  The votes cast for each nominee were as follows:

	For	Withheld
Richard M. Eisenstaedt	14,045,711	212,672
Anthony A. Nichols, Sr.	14,018,598	239,785

At the Meeting, the stockholders also approved the adoption of the 2007 Equity Incentive Plan.  The votes cast were as follows:

For	Against	Abstain	Broker Non-Votes
11,986,899	935,443	58,814	1,277,227

Also at the Meeting, the stockholders ratified the appointment of KPMG, LLP as the independent registered public accounting firm for fiscal year ending December 31, 2007.  The votes cast were as follows:

For	Against	Abstain
13,973,454	99,989	45,425

Item 5. Other Information

Not applicable.

Item 6. Exhibits

3.1	Charter of Fox Chase Bancorp, Inc. (1)
3.2	Bylaws of Fox Chase Bancorp, Inc. (1)
4.1	Stock Certificate of Fox Chase Bancorp, Inc. (1)
10.1	*Change of Control Agreement between Roger S. Deacon, Fox Chase Bancorp, Inc and Fox Chase Bank
10.2	*Fox Chase Bancorp, Inc. 2007 Equity Incentive Plan (2)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.0	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

*                    Management contract or compensatory plan, contract or arrangement.

(1)             Incorporated by reference to this document from the exhibits to the Company’s Registration Statement on Form S-1 (File No. 333-134160), as amended, initially filed with the Securities and Exchange Commission on May 16, 2006.

(2)             Incorporated by reference into this document from Appendix A to the definitive proxy materials filed in connection with the 2007 Annual Meetng of Stockholders.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FOX CHASE BANCORP, INC.

Dated: August 13, 2007	By:	/s/ THOMAS M. PETRO
Thomas M. Petro
President and Chief Executive Officer
(principal executive officer)

Dated: August 13, 2007	By:	/s/ JERRY D. HOLBROOK
Jerry D. Holbrook
Chief Financial Officer and Secretary
(principal financial officer)