Form 10-Q
period 2007-09-30
Fox Chase Bancorp Inc
filed 2007-11-09
CIK 1359111

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)     Yes  ☐    No  ☒

As of November 9, 2007, there were 14,679,750 shares of the registrant’s common stock outstanding.

FOX CHASE BANCORP, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FOX CHASE BANCORP, INC.

Consolidated Statements of Condition

(In Thousands, Except Share Data)

	September 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS

Cash and due from banks	$2,483	$3,295
Interest-earning demand deposits in other banks	31,537	131,146
Total cash and cash equivalents	34,020	134,441
Investment securities available-for-sale	118,525	70,112
Mortgage related securities available-for-sale	133,665	158,320
Loans held for sale	—	1,194
Loans, net of allowance for loan losses of $3,150 at September 30, 2007 and $2,949 at December 31, 2006	422,418	355,617
Federal Home Loan Bank stock, at cost	3,972	4,422
Bank-owned life insurance	11,651	11,324
Premises and equipment	14,866	14,287
Accrued interest and dividends receivable	3,025	3,397
Mortgage servicing rights	1,087	1,177
Deferred tax asset, net	617	1,087
Other assets	1,515	1,607

Total Assets	$745,361	$756,985

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES

Deposits	$584,594	$596,534
Federal Home Loan Bank advances	30,000	30,000
Advances from borrowers for taxes and insurance	1,273	2,262
Accrued interest payable	327	298
Accrued expenses and other liabilities	2,092	2,246

Total Liabilities	618,286	631,340

STOCKHOLDERS’ EQUITY

Preferred stock ($.01 par value; 1,000,000 shares authorized, none issued and outstanding at September 30, 2007 or December 31, 2006)	—	—
Common stock ($.01 par value; 35,000,000 shares authorized, 14,679,750 shares issued and outstanding at September 30, 2007 and December 31, 2006)	147	147
Additional paid-in capital	62,650	62,365
Common stock acquired by stock benefit plans	(6,457)	(5,371)
Retained earnings	71,145	69,545
Accumulated other comprehensive loss, net	(410)	(1,041)

Total Stockholders’ Equity	127,075	125,645

Total Liabilities and Stockholders’ Equity	$745,361	$756,985

See accompanying notes to the unaudited consolidated financial statements.

FOX CHASE BANCORP, INC.
Consolidated Statements of Operations
(Unaudited)
(In Thousands, Except Per Share Data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
INTEREST INCOME
Interest and fees on loans	$6,746	$5,248	$18,338	$15,916
Interest on mortgage related securities available-for-sale	1,657	2,047	5,187	6,081
Interest on investment securities available-for-sale:
Taxable	905	953	1,813	2,913
Non-taxable	205	245	709	690
Dividend income	61	61	189	312
Other interest income	1,019	552	3,970	1,085
Total Interest Income	10,593	9,106	30,206	26,997

INTEREST EXPENSE
Deposits	5,309	4,850	15,322	14,028
Federal Home Loan Bank advances	375	378	1,111	1,111

Total Interest Expense	5,684	5,228	16,433	15,139

Net Interest Income	4,909	3,878	13,773	11,858

Provision (Credit) for loan losses	125	(2,778)	200	(3,161)
Net Interest Income after Provision (Credit) for Loan Losses	4,784	6,656	13,573	15,019

NONINTEREST INCOME
Service charges and other fee income	204	203	623	731
Net gain (loss) on sale of:
Loans	—	69	73	103
Assets acquired through foreclosure	—	—	—	85
Fixed assets	—	(5)	874	(6)
Securities	19	—	19	(18)
Income on bank-owned life insurance	111	108	327	318
Other	53	61	160	238
Total Noninterest Income	387	436	2,076	1,451

NONINTEREST EXPENSE
Salaries, benefits and other compensation	2,485	2,206	7,154	6,535
Occupancy expense	475	379	1,354	1,115
Furniture and equipment expense	230	236	712	644
Data processing costs	388	374	1,149	1,090
Professional fees	460	326	1,445	1,094
Marketing expense	152	199	449	440
FDIC premiums	20	71	62	725
Contribution to charitable foundation	—	1,500	—	1,500
Other	416	415	1,300	1,434
Total Noninterest Expense	4,626	5,706	13,625	14,577
Income Before Income Taxes	545	1,386	2,024	1,893
Income tax provision	90	365	424	273
Net Income	$455	$1,021	$1,600	$1,620

Earnings per share(1):
Basic	$0.03	n/a	$0.11	n/a
Diluted	$0.03	n/a	$0.11	n/a

(1)Due to the timing of Fox Chase Bank’s reorganization into the mutual holding company form and the completion of the Company’s initial public offering on September 29, 2006, earnings per share information for the three and nine months ended September 30, 2006 is not applicable.

See accompanying notes to the unaudited consolidated financial statements.

FOX CHASE BANCORP, INC.
Consolidated Statement of Changes in Equity
Nine Months Ended September 30, 2007
(Unaudited)
(In Thousands)

			Common
			Stock		Accumulated
		Additional	Acquired		Other	Total
	Common	Paid-in	by Stock	Retained	Comprehensive	Stockholders’
	Stock	Capital	Benefit Plans	Earnings	Loss, Net	Equity
BALANCE – DECEMBER 31, 2006	$147	$62,365	$(5,371)	$69,545	$(1,041)	$125,645
Unallocated ESOP shares committed to employees	—	93	288	—	—	381
Shares allocated in long-term incentive plan	—	124	—	—	—	124
Stock purchased by Trust to fund Equity Incentive Plan	—	—	(1,374)	—	—	(1,374)
Net income	—	—	—	1,600	—	1,600
Compensation cost for stock options and stock awards	—	68	—	—	—	68
Amortization of pension actuarial loss, net of taxes	—	—	—	—	5	5
Net change in unrealized losses on securities available-for-sale, net of taxes	—	—	—	—	626	626
BALANCE – SEPTEMBER 30, 2007	$147	$62,650	$(6,457)	$71,145	$(410)	$127,075

See accompanying notes to the unaudited consolidated financial statements.

FOX CHASE BANCORP, INC.
Consolidated Statements of Cash Flows
(Unaudited)
(In Thousands)

	Nine Months Ended
	September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES

Net income	$1,600	$1,620
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (credit) for loan losses	200	(3,161)
Depreciation	770	781
Net amortization of securities premiums and discounts	165	678
Provision for deferred income taxes	150	547
Shares committed to be released to the ESOP	381	—
Shares earned in the long-term incentive plan	124	—
Compensation cost for stock options and stock awards	68	—
Originations of loans held for sale	(6,112)	(15,170)
Proceeds from sale of loans held for sale	7,331	14,059
Net realized gains on sales of fixed assets and assets acquired through foreclosure	(874)	(79)
Net (gains) losses on sales of securities	(19)	18
Net gain on sales of loans and loans held for sale	(73)	(103)
Earnings on investment in bank-owned life insurance	(327)	(318)
Decrease (increase) in mortgage servicing rights	90	(14)
Decrease in accrued interest and dividends receivable and other assets	812	851
(Decrease) increase in accrued interest payable, accrued expenses and other liabilities	(119)	5,207
Net Cash Provided by Operating Activities	4,167	4,916

CASH FLOWS FROM INVESTING ACTIVITIES

Net maturities of interest-earning time deposits in other banks	—	600
Equity investment in unaffiliated entity	(300)	—
Investment securities available-for-sale:
Purchases	(76,264)	(28,418)
Proceeds from sales	108	17,205
Proceeds from maturities, calls and principal repayments	28,182	66,300
Mortgage related securities available-for-sale:
Purchases	(11,149)	(31,789)
Proceeds from maturities, calls and principal repayments	36,164	47,746
Net (increase) decrease in loans	(39,387)	13,624
Purchase of loan participations	(27,614)	—
Proceeds from sale of participation interests in loans	—	4,000
Net decrease (increase) in Federal Home Loan Bank stock	450	(428)
Purchases of premises and equipment	(2,207)	(1,382)
Proceeds from sales of premises and equipment	1,732	—
Proceeds from sale of assets acquired through foreclosure	—	192
Net Cash Provided by (Used in) Investing Activities	(90,285)	87,650

CASH FLOWS FROM FINANCING ACTIVITIES

Net decrease in deposits	(11,940)	(77,398)
Decrease in advances from borrowers for taxes and insurance	(989)	(1,231)
Proceeds from stock issuance, net of conversion costs and acquisition of stock for deferred compensation plan trusts	—	62,382
Acquisition of stock for ESOP	—	(5,755)
Acquisition of stock to fund equity incentive plan	(1,374)	—
Net Cash Used in Financing Activities	(14,303)	(22,002)

Net Increase (Decrease) in Cash and Cash Equivalents	(100,421)	70,564

Cash and Cash Equivalents – Beginning	134,441	46,086

Cash and Cash Equivalents – Ending	$34,020	$116,650
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$16,805	$15,144
Income taxes paid	$19	$507

See accompanying notes to the unaudited consolidated financial statements.

FOX CHASE BANCORP, INC

Notes to the Unaudited Consolidated Financial Statements

NOTE 1 - PRINCIPLES OF CONSOLIDATION AND PRESENTATION

Fox Chase Bancorp, Inc. (the “Company”) was organized on September 29, 2006 under the laws of the United States to be the holding company for Fox Chase Bank (the “Bank”), a stock savings bank also organized under the laws of the United States.  On September 29, 2006, the Company completed its initial public offering in which it sold 6,395,835 shares, or 43.57%, of its outstanding common stock to the public, including 575,446 shares purchased by the Fox Chase Bank Employee Stock Ownership Plan (the “ESOP”).  An additional 8,148,915 shares, or 55.51% of the Company’s outstanding stock, were issued to Fox Chase MHC, the Company’s federally chartered mutual holding company. Net proceeds of the offering totaled $56.6 million.  Additionally, the Company contributed $150,000 in cash and issued 135,000 shares, or 0.92% of its outstanding common stock, to the Fox Chase Bank Charitable Foundation.  During the third quarter 2007, the Company established a trust (“Trust”) for the purpose of purchasing common stock to fund its 2007 Equity Incentive Plan.

The Company’s primary business is holding the common stock of the Bank and making a loan to the ESOP to fund its purchase of common stock.  Fox Chase Bancorp, Inc. is authorized to pursue other business activities permissible by laws and regulations for other savings and loan holding companies.

The Company provides a wide variety of financial products and services to individuals and businesses through its eleven branches in Philadelphia, Richboro, Willow Grove, Warminster, Lahaska, Hatboro, Media and West Chester, Pennsylvania, and Ocean City, Marmora and Egg Harbor Township, New Jersey.  The operations of the Company are managed as a single business segment.  The Company competes with other financial institutions and other companies that provide financial services.

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

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, the Bank. The Bank’s operations include the accounts of its wholly owned subsidiary, Fox Chase Financial, Inc.  Fox Chase Financial, Inc. is a Delaware chartered investment holding company established to manage and hold investment securities.  The consolidated financial statements include the Company beginning on September 29, 2006.  The consolidated financial statements and related notes include only the activity and balances of the Bank and its subsidiary through September 29, 2006.  The financial statements do not include the transactions and balances of Fox Chase MHC.  All material inter-company transactions and balances have been eliminated in consolidation. Prior period amounts are reclassified, when necessary, to conform with the current year’s presentation. The statement of cash flows for the nine months ended September 30, 2006 has been revised to reflect the correction of certain immaterial errors identified by the Company.

The Company follows accounting principles and reporting practices which are in compliance with U.S. generally accepted accounting principles (“GAAP”). The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation and realizability of deferred tax assets and the evaluation of other than temporary impairment of investments.  These financial statements do not contain all necessary disclosures required by GAAP and therefore should be read in conjunction with the audited financial statements and the notes thereto included in Fox Chase Bancorp, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2006, filed with the Securities and Exchange Commission on March 29, 2007.   These financial statements include all normal and recurring adjustments which management believes were necessary in order to conform to GAAP.  The results for the nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

Earnings per share (“EPS”), basic and diluted, were $0.03 and $0.11 for the three and nine months ended September 30, 2007, respectively.  Earnings per share were not calculated for the three and nine months ended September 30, 2006 since the Company did not complete its initial public offering until September 29, 2006.

The following table presents the reconciliation of the numerators and denominators of the basic and diluted EPS computations.

	Three Months	Nine Months
	Ended	Ended
	September 30, 2007	September 30, 2007
Net income	$455,000	$1,600,000

Weighted-average common shares outstanding	14,679,750	14,679,750
Average common stock acquired by stock benefit plans:
Unvested shares — long-term incentive plan	(38,362)	(38,697)
ESOP shares unallocated, net	(514,635)	(524,131)
Shares purchased for employee benefit plans	(9,897)	(3,335)

Weighted-average common shares used
to calculate basic earnings per share	14,116,856	14,113,587

Dilutive effect of:
Shares in long-term incentive plan	38,362	38,697
Restricted stock awards	378	125

Weighted-average common shares used
to calculate diluted earnings per share (1)	14,155,596	14,152,409

Earnings per share-basic	$0.03	$0.11
Earnings per share-diluted	$0.03	$0.11

(1) Diluted earnings per share include the dilutive effect of the Company’s weighted-average stock options/awards outstanding using the Treasury Stock Method.  The Company had 521,800 anti-dilutive common stock options outstanding as of September 30, 2007.  These options are not included in the calculation of diluted earnings per share for the periods presented.

NOTE 2 - INVESTMENT AND MORTGAGE RELATED SECURITIES

The amortized cost and fair value of securities available-for-sale as of September 30, 2007 and December 31, 2006 are summarized as follows:

	September 30, 2007(Unaudited)
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands )
Obligations of U.S. government agencies	$40,317	$145	$(96)	$40,366
State and political subdivisions	78,202	66	(109)	78,159
	118,519	211	(205)	118,525

Mortgage related securities	134,151	343	(829)	133,665

Total securities	$252,670	$554	$(1,034)	$252,190

	December 31, 2006
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands )
Obligations of U.S. government agencies	$42,344	$4	$(470)	$41,878
State and political subdivisions	24,126	141	(48)	24,219
Corporate debt securities	4,017	—	(2)	4,015
	70,487	145	(520)	70,112

Mortgage related securities	159,369	299	(1,348)	158,320

Total securities	$229,856	$444	$(1,868)	$228,432

The following tables show gross unrealized losses and fair value of securities, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2007 and December 31, 2006:

	September 30, 2007 (Unaudited)
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In Thousands )
Obligations of U.S. government agencies	$—	$—	$12,904	$(96)	$12,904	$(96)
State and political subdivisions	8,255	(67)	2,708	(42)	10,963	(109)
Mortgage related securities	32,656	(206)	45,971	(623)	78,627	(829)

Total securities	$40,911	$(273)	$61,583	$(761)	$102,494	$(1,034)

	December 31, 2006
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)
Obligations of U.S. government agencies	$9,265	$(19)	$29,614	$(451)	$38,879	$(470)
State and political subdivisions	2,632	(8)	2,708	(40)	5,340	(48)
Corporate debt securities	—	—	4,015	(2)	4,015	(2)
Mortgage related securities	52,588	(249)	69,023	(1,099)	121,611	(1,348)

Total securities	$64,485	$(276)	$105,360	$(1,592)	$169,845	$(1,868)

NOTE 3 - LOANS

The composition of net loans at September 30, 2007 and December 31, 2006 is provided below (in thousands).

	September 30, 2007	December 31, 2006
	(Unaudited)
Real estate loans:
One-to four-family	$211,734	$209,463
Multi-family and commercial	64,894	41,720
Construction	36,498	11,568
	313,126	262,751
Consumer loans:
Home equity	71,070	73,456
Automobile	653	1,030
Lines of credit	9,426	10,468
Other	129	148
	81,278	85,102
Commercial loans	31,527	11,155

Total Loans	425,931	359,008

Unearned loan origination fees, net	(363)	(442)
Allowance for loan losses	(3,150)	(2,949)

Net Loans	$422,418	$355,617

The following table presents changes in the allowance for loan losses (in thousands):

	Nine Months Ended September 30,		Year Ended December 31,
	2007	2006	2006
	(Unaudited)
Allowance at beginning of period	$2,949	$8,349	$8,349
Provision (Credit) for loan losses	200	(3,161)	(5,394)
Loans charged off	(2)	(7)	(8)
Recoveries	3	1	2

Allowance at end of period	$3,150	$5,182	$2,949

NOTE 4 — MORTGAGE SERVICING ACTIVITY

Loans serviced for others are not included in the accompanying consolidated statements of condition. The unpaid principal balances of these loans were $120,441,000 and $133,797,000 at September 30, 2007 and 2006, respectively, and $130,294,000 at December 31, 2006.

The following summarizes mortgage servicing rights for the nine months ended September 30, 2007 and 2006 and the year ended December 31, 2006 (in thousands):

	Nine Months Ended September 30,		Years Ended December 31,
	2007	2006	2006
	(Unaudited)
Balance, beginning	$1,177	$1,168	$1,168
Mortgage servicing rights capitalized	1	112	178
Mortgage servicing rights amortized	(91)	(98)	(169)

Balance, ending	$1,087	$1,182	$1,177

For the periods ended September 30, 2007, September 30, 2006 and December 31, 2006, the fair value of the mortgage servicing rights (“MSRs”) was $1,341,000 (unaudited), $1,487,000 (unaudited) and $1,623,000, respectively. The fair value of the MSRs for these periods was determined using a third-party valuation model that calculates the present value of estimated future servicing income. The model incorporates assumptions that market participants use in estimating future net servicing income, including estimates of prepayment speeds and discount rates. Mortgage loan prepayment speed is the annual rate at which borrowers are forecasted to repay their mortgage loan principal and is based on historical experience. The discount rate used to determine the present value of future net servicing income - another key assumption in the model - is the required rate of return the market would expect for an asset with similar risk. Both assumptions can, and generally will, change quarterly valuations as market conditions and interest rates change.

NOTE 5 - DEPOSITS

Deposits and their respective weighted average interest rate at September 30, 2007 and December 31, 2006 consist of the following (dollars in thousands):

	September 30, 2007		December 31, 2006
	Weighted Average Rate	Amount	Weighted Average Rate	Amount
	(Unaudited)
Non-interest bearing demand accounts	—%	$43,900	—%	$41,429
NOW accounts	1.74	38,360	1.80	50,717
Money market accounts	3.81	49,830	3.92	29,770
Savings and club accounts	0.74	55,344	0.74	64,338
Certificates of deposit	4.70	397,160	4.43	410,280

	3.70%	$584,594	3.47%	$596,534

NOTE 6 — FEDERAL HOME LOAN BANK ADVANCES

Pursuant to collateral agreements with the Federal Home Loan Bank of Pittsburgh (the “FHLB”), advances are secured by qualifying first mortgage loans, qualifying fixed-income securities, FHLB stock and an interest-bearing demand deposit account with the FHLB. As of September 30, 2007, the Bank has $34,500,000 in qualifying collateral pledged against its advances.

Maturity Date	Interest Rate	Strike Rate	Amount
			(in thousands)
August 2011	4.89%	7.50%	$20,000
August 2011	4.87%	7.50%	10,000
			$30,000

If the Comparative Rate Index (three-month LIBOR) is greater than or equal to the Strike Rate fifteen calendar days prior to the next possible conversion date, which occurs on a quarterly basis through maturity, the FHLB has the option to convert the advances to an adjustable rate equal to three-month LIBOR (5.23% at September 30, 2007) plus .2175%.  Notification of such conversion by the FHLB must be ten calendar days prior to conversion date. The Bank has the option to repay these advances at each conversion date without penalty. Accordingly, the contractual maturities above may differ from actual maturities.

The Bank had a maximum borrowing capacity with the FHLB of approximately $411.5 million at June 30, 2007, the latest date available.

NOTE 7 — EQUITY INCENTIVE PLAN

At the Company’s annual meeting of stockholders held on May 22, 2007, stockholders approved the Fox Chase Bancorp, Inc. 2007 Equity Incentive Plan (the “Plan”).  The Plan provides for a total of 1,007,030 shares of common stock for issuance upon the grant or exercise of awards.  Of the shares available under the Plan, 719,307 may be issued in connection with the exercise of stock options and 287,723 may be issued as restricted stock.  The Plan allows for the granting of non-statutory stock options (“NSO’s”), incentive stock options and restricted stock. Options are granted at no less than the fair value of the Company’s common stock on the date of the grant.

On August 31, 2007, certain officers, employees and outside directors were granted in aggregate 521,800 NSO’s and 203,900 shares of restricted stock.  In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment,” the Company began to expense the fair value of all share-based compensation grants over the requisite service periods.

In September 2007, the Company announced that its Board of Directors approved the funding of a trust that will purchase up to 287,500 shares, or approximately 1.96%, of the Company’s outstanding common stock to fund restricted stock awards under the Plan.  As of September 30, 2007, 105,500 shares had been purchased by the trust at an average cost of $13.03 per share.  The remaining 182,000 were purchased by the trust during October 2007.  The weighted average cost per share for all 287,500 shares purchased was $13.02.

In accordance with Securities Exchange Commission Staff Accounting Bulletin (“SAB”) No. 107, the Company classifies share-based compensation for employees and outside directors within “Salaries, benefits and other compensation” in the consolidated statements of operations to correspond with the same line item as compensation paid. Additionally, SFAS No. 123R requires the Company to report (1) the expense associated with the grants as an adjustment to operating cash flows and (2) any benefits of realized tax deductions in excess of previously recognized tax benefits on compensation expense as a financing cash flow.

Stock options vest over a five-year service period and expire ten years after grant date.  Management recognizes compensation expense for the fair values of these awards, which have graded vesting, on a straight-line basis over the requisite service period of the awards.

Restricted shares vest over a five-year service period.  The product of the number of shares granted and the grant date market price of the Company’s common stock determine the fair value of restricted shares under the Company’s restricted stock plan.  Management recognizes compensation expense for the fair value of restricted shares on a straight-line basis over the requisite service period for the entire award.

During the three and nine months ended September 30, 2007, the Company recorded $68,000 of share-based compensation expense, comprised of stock option expense of $28,000 and restricted stock expense of $40,000.  The Company estimates it will record an additional $203,000 of share-based compensation expense during the fourth quarter of 2007.

The following is a summary of the Company’s stock option activity and related information for its option plan for the nine months ended September 30, 2007:

Weighted
		Weighted	Average
	Number of	Average	Remaining	Aggregate
	Stock	Exercise	Contractual	Intrinsic
	Options	Price	Life	Value

Outstanding at December 31, 2006	—	$—
Granted	521,800	12.38
Exercised	—	—
Forfeited	—	—
Outstanding at September 30, 2007	521,800	$12.38	9.9 years	$448,748
Exercisable at September 30, 2007	—	—	N/A	N/A

Management estimated the fair values of all option grants using the Black-Scholes option-pricing model.  Since there is limited historical information on the volatility of the Company’s stock, management considered the average volatilities of comparable issuers over a period equal to the expected life of the options in determining the expected volatility rate used in the estimation of fair value.  Management estimated the expected life of the options using the simplified method allowed under SAB No. 107.  The risk-free rate was determined utilizing the Treasury yield for the expected life of the option contract.

The fair value of the stock option grants was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

2007
Expected dividend yield	1.90%
Expected volatility	25.00%
Risk-free interest rate	4.33%
Expected option life in years	6.50

The following is a summary of the Company’s unvested options as of September 30, 2007 and changes therein during the nine months then ended:

Weighted
	Number of	Average
	Stock	Grant Date
	Options	Fair Value

Unvested at December 31, 2006	—	$—
Granted	521,800	3.40
Exercised	—	—
Forfeited	—	—
Unvested at September 30, 2007	521,800	$3.40

Expected future expense relating to the 521,800 non-vested options outstanding as of September 30, 2007 is $1.6 million over a weighted average period of 4.9 years.

The following is a summary of the status of the Company’s restricted stock as of September 30, 2007 and changes therein during the nine months then ended:

Weighted
	Number of	Average
	Restricted	Grant Date
	Stock	Fair Value
Unvested at December 31, 2006	—	$—
Granted	203,900	12.38
Vested	—	—
Forfeited	—	—
Unvested at September 30, 2007	203,900	$12.38

Expected future compensation expense relating to the 203,900 restricted shares at September 30, 2007 is $2.4 million over a weighted average period of 4.9 years.

Since all grants of options and restricted stock occurred during the 3rd quarter 2007, the equity awards activity for the three months ended September 30, 2007 is the same as for the nine months ended September 30, 2007.

NOTE 8 - COMPREHENSIVE INCOME

Comprehensive income for the three and nine months ended September 30, 2007 and 2006 is as follows (in thousands):

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2007	2006	2007	2006

Net income	$455	$1,021	$1,600	$1,620
Other comprehensive income:
Net unrealized holding gains arising during the
period, net of tax benefit (three and nine
months ended September 30, 2007 and 2006
of $548, $318, $1,253 and $535, respectively)	998	2,432	626	1,038

Less: Reclassification adjustment for gains and
losses included in net income, net of taxes
(three and nine months September 30, 2007
and 2006 of $0, $0, $0 and $(6), respectively)	1	—	—	(12)

Amortization of pension actuarial loss, net of taxes	2	—	5	—

Other comprehensive income	999	2,432	631	1,050

Comprehensive income	$1,454	$3,453	$2,231	$2,670

NOTE 9 — RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, FASB issued Financial Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes” — an interpretation of SFAS Statement No. 109. FIN 48 provides guidance on financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. According to FIN 48, a tax position is recognized if it is more likely than not that the tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. If the tax position meets this more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize and should be measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006.  Effective January 1, 2007, the Company adopted FIN 48.  As of January 1, 2007, the Company had no material unrecognized tax benefits or accrued interest and penalties.  The Company’s policy is to account for interest as a component of interest expense and penalties as a component of other expense.  Federal and state tax years 2003 through 2006 were open for examination as of January 1, 2007.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”.  This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute.  Accordingly, this statement does not require any new fair value measurements.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007.  The Company is evaluating this statement and has not yet determined the impact on its results of operations or financial position, if any.   The Company has determined that it will not early adopt this statement.

At its September 2006 meeting, the FASB approved the Emerging Issues Task Force (“EITF”) Issue No. 06-4 “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.”  In this issue, the EITF concluded that an endorsement split dollar life insurance policy does not effectively settle an employer’s obligation to provide the post retirement benefit that the policy was designed to provide.  Therefore, some current expense recognition may need to be made for any endorsement split dollar plans with post retirement benefits.

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

Compliance with EITF Issue No. 06-4 must be applied to fiscal years beginning after December 15, 2007 (January 1, 2008 for calendar year entities).  It can be made through a cumulative-effect adjustment to retained earnings in the year of adoption or as a change in accounting principles through retrospective application to all prior periods.  The Company has not determined if this Statement will have a material impact on its consolidated financial statements upon adoption.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value as of specified dates and amends SFAS 115 to, among other things, require certain disclosures for amounts for which the fair value option is applied.  Additionally, this Statement provides that an entity may reclassify held-to-maturity and available-for-sale securities to the trading account when the fair value option is elected for such securities, without calling into question the intent to hold other securities to maturity in the future.  This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS 157.  The Company is reviewing the impact of SFAS No. 159 and the impact, if any, on its consolidated financial statements.   The Company has determined that it will not early adopt this statement.

NOTE 10- LEGAL PROCEEDINGS

The Company is commonly subject to various pending and threatened legal actions which involve claims for monetary relief.  Based upon information presently available to the Company, it is the Company’s opinion that any legal and financial responsibility arising from such claims will not have a material adverse effect on the Company’s results of operations.

On April 28, 2006, Gregory S. Cipa, the former President and Chief Executive Officer of Fox Chase Bank, filed a complaint against Fox Chase Bank in the Civil Division of the Court of Common Pleas of Bucks County, Pennsylvania.  In May 2006, Fox Chase Bank moved the case to federal court, answered the complaint and filed a counterclaim. In November 2006, Mr. Cipa amended his complaint to allege that Fox Chase Bank breached its contract with him and violated its state statutory obligations by failing to pay Mr. Cipa certain employment benefits which he claims to have earned while serving as the President and Chief Executive Officer of Fox Chase Bank.  Mr. Cipa seeks monetary damages in excess of $900,000 and the payment of litigation costs.  The parties completed discovery and filed motions for summary judgment in March 2007.  On September 20, 2007, the judge denied all motions and summary judgments and scheduled a status hearing.  At the status hearing, the judge scheduled settlement discussions and ordered that the trial be scheduled for January 17, 2008.  Fox Chase Bank believes this action is without merit and intends to vigorously pursue its defenses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This quarterly report contains forward-looking statements that are based on assumptions and may describe future plans, strategies and expectations of the Company. These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and its subsidiary include, but are not limited to, changes in interest rates, national and regional economic conditions, legislative and regulatory changes, monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality and composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company’s market area, changes in real estate market values in the Company’s market area, changes in relevant accounting principles and guidelines and the inability of third party service providers to perform their functions.  Additional factors that may affect our results are discussed in the section titled “Risk Factors” in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2007 and in its other Securities and Exchange Commission reports.

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

Comparison of Financial Condition at September 30, 2007 and December 31, 2006

Total assets decreased $11.6 million, or 1.5%, to $745.4 million at September 30, 2007, compared to $757.0 million at December 31, 2006.  The reduction in assets was comprised of a decrease of $100.4 million in cash and cash equivalents and a decrease of $24.7 million in mortgage related securities. Offsetting these decreases was a $66.8 million increase in loans, driven primarily by a $68.5 million increase in commercial, commercial real estate and construction loans, and a $48.4 million increase in investment securities available-for-sale, as the Company purchased $56.2 million of liquid Pennsylvania Higher Education Assistance Agency  bonds during the quarter.  The pricing for these bonds resets monthly and such bonds had a weighted average rate of 6.12% at September 30, 2007.  The decrease in cash and cash equivalents and mortgage related securities for the nine months ended September 30, 2007 is consistent with the Bank’s strategy of utilizing excess cash and funds from the liquidation of lower yielding mortgage-backed investment securities to fund commercial, commercial real estate and construction loan growth.

Deposits decreased $11.9 million, or 2.0%, from $596.5 million at December 31, 2006 to $584.6 million at September 30, 2007.   The decrease was primarily the result of decreases in NOW accounts of $12.4 million, savings and club accounts of $9.0 million and certificates of deposit of $13.1 million offset by an increase in money market accounts of $20.1 million and non-interest bearing demand accounts of $2.5 million.  The increase in money market accounts was a result of a successful promotion of the Bank’s money market tiered rate product, which resulted in a certain level of NOW accounts to transfer to money market accounts.  The increase in noninterest bearing demand accounts was a result of continued efforts to increase commercial deposit relationships. The reduction in certificates of deposit was primarily a result of the highly competitive deposit market in which the Bank operates which, when combined with the flat yield curve, has created a difficult climate for gathering deposits cost effectively.

Stockholders’ equity increased $1.5 million to $127.1 million at September 30, 2007 compared to $125.6 million at December 31, 2006 primarily due to net income of $1.6 million and improvement in unrealized loss on securities available-for-sale of $626,000 offset by purchases totaling $1.4 million made by the trust established to fund restricted stock awards under the Company’s 2007 Equity Incentive Plan.

Comparison of Operating Results for the Three and Nine Months Ended September 30, 2007 and 2006

General.  Net income decreased $566,000, or 55.4%, to $455,000 for the three months ended September 30, 2007 compared to $1.0 million for the three months ended September 30, 2006.  The decrease in net income was primarily the result of an increase in loan loss provision of $2.9 million as the Company credited the provision for loan losses by $2.8 million during three months ended September 30, 2006. Offsetting this increase in loan loss provision was an increase in net interest income of $1.0 million and a decrease in noninterest expense of $1.1 million, which was primarily the result of a $1.5 million contribution to the Fox Chase Bank Charitable Foundation during the three months ended September 30, 2006.

Net income decreased $20,000, or 1.2%, for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. The decrease in net income was primarily the result of an increase in loan loss provision of $3.4 million as the Company credited the provision for loan losses by $3.2 million during nine months ended September 30, 2007. Offsetting this increase in loan loss provision was an increase in net interest income of $1.9 million, an increase in noninterest income of $625,000, which includes a gain of $874,000 related to the sale of the Bank’s operations center, and a decrease in noninterest expense of $952,000, which was primarily the result of a $1.5 million contribution to the Fox Chase Bank Charitable Foundation during the nine months ended September 30, 2006.

Net Interest Income. Net interest income increased $1.0 million, or 26.6%, to $4.9 million for the three months ended September 30, 2007 compared to the same period in 2006 primarily due to an increase in average earning assets of $23.6 million, an increase in the average yield on earning assets from 5.20% to 5.85% as well as a decrease in the average balance of interest-bearing liabilities of $49.9 million.  These changes were offset by an increase in the average rate on interest-bearing liabilities from 3.34% to 3.90%. The increase in the average balance of earning assets was primarily due to increases in the Bank’s average loan portfolio of $61.3 million and an increase in the volume of interest-earning demand deposits generated by proceeds received in the Company’s initial public offering, offset by decreases in the average balance of the mortgage-backed and investment securities portfolios. The increase in the average yield on earning assets was primarily due to the general increase in market interest rates from 2004 through 2006 and the changing mix of the loan portfolio as yields on loans increased from 5.89% to 6.41%, the yield on mortgage-related securities increased from 4.57% to 5.02% and yield on taxable securities increased from 4.08% to 5.59%. The decrease in the average balance of interest bearing liabilities was primarily due to decreases in deposit accounts.  The increase in the average rate on interest-bearing liabilities was primarily due to the cost of certificates of deposit, which increased 52 basis points from 4.04% to 4.56% and a 105 basis point increase in NOW and money market accounts from 1.61% to 2.66%.

Net interest income increased $1.9 million, or 16.1%, to $13.8 million for the nine months ended September 30, 2007 compared to the same period in 2006 primarily due to an increase in the average yield on earning assets from 5.03% to 5.64%, an increase in average earning assets of $5.6 million and a decrease in the average balance of interest-bearing liabilities of $65.4 million.  These changes were offset by an increase in the average yield on interest-bearing liabilities from 3.16% to 3.82%. The increase in the average yield on earnings assets was primarily due to the general increase in market interest rates from 2004 through 2006 and the changing mix of the loan portfolio as the yields on loans increased from 5.87% to 6.18%, the yield on mortgage-related securities increased from 4.25% to 4.88% and the yield on interest-earning demand deposits increased from 5.13% to 5.18%.  The increase in the average balance of earning assets was primarily due to increases in the Bank’s average loan portfolio of $32.8 million and an increase in the volume of interest-earning demand deposits generated by proceeds received in the Company’s initial public offering, offset by decreases in the average balance of the mortgage-backed and investment securities portfolios.  The decrease in the average balance of interest-bearing liabilities was primarily due to decreases in deposit accounts.  The increase in the average rate on interest-bearing liabilities was primarily due to the cost of certificates of deposit, which increased 65 basis points from 3.83% to 4.48% and a 93 basis point increase in NOW and money market accounts from 1.50% to 2.43%.

The following table summarizes average balances and average yields and costs of interest-earning assets and interest-bearing liabilities for the three and nine months ended September 30, 2007 and 2006. Yields are not presented on a tax-equivalent basis. Any adjustments necessary to present yields on a tax-equivalent basis are insignificant.

	Three Months Ended September 30,						Nine Months Ended September 30,
	2007			2006			2007			2006
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Interest-earning demand deposits	78,458	1,019	5.15%	$40,947	$552	5.39%	102,405	3,970	5.18%	$28,214	$1,085	5.13%
Mortgage related securities	132,015	1,657	5.02%	179,195	2,047	4.57%	141,678	5,187	4.88%	190,726	6,081	4.25%
Taxable securities	69,138	966	5.59%	99,489	1,014	4.08%	53,160	2,002	5.02%	112,349	3,225	3.83%
Nontaxable securities	22,094	205	3.70%	24,600	245	3.98%	24,879	709	3.80%	23,188	690	3.97%
Loans (1):
Residential loans	208,215	2,992	5.75%	214,845	3,007	5.60%	207,704	8,855	5.68%	220,422	9,213	5.57%
Commercial and construction loans	128,976	2,558	7.76%	54,893	995	7.09%	104,475	5,901	7.45%	56,685	3,153	7.33%
Consumer loans	80,626	1,196	5.94%	86,814	1,246	5.74%	81,834	3,582	5.84%	84,145	3,550	5.63%
Total loans	417,817	6,746	6.41%	356,552	5,248	5.89%	394,013	18,338	6.18%	361,252	15,916	5.87%
Allowance for loan losses	(3,076)			(7,932)			(3,007)			(8,209)
Net loans	414,741			348,620			391,006			353,043
Total interest-earning assets	716,446	10,593	5.85%	692,851	9,106	5.20%	713,128	30,206	5.64%	707,520	26,997	5.03%
Noninterest-earning assets	36,256			38,540			36,172			38,400
Total assets	752,702			$731,391			749,300			$745,920

Liabilities and equity:
Interest-bearing liabilities:
NOW and money market deposit accounts	86,108	577	2.66%	$82,168	329	1.61%	80,063	1,453	2.43%	$95,931	1,078	1.50%
Savings and club accounts	58,268	108	0.73%	83,537	171	0.82%	60,781	334	0.73%	78,511	459	0.78%
Certificates of deposit	402,748	4,624	4.56%	431,343	4,350	4.04%	404,218	13,535	4.48%	436,068	12,491	3.83%
Total interest-bearing deposits	547,124	5,309	3.85%	597,048	4,850	3.26%	545,062	15,322	3.76%	610,510	14,028	3.07%
FHLB advances	30,000	375	4.88%	30,000	378	4.93%	30,000	1,111	4.88%	30,000	1,111	4.88%
Total interest-bearing liabilities	577,124	5,684	3.90%	627,048	5,228	3.34%	575,062	16,433	3.82%	640,510	15,139	3.16%
Noninterest-bearing deposits	44,848			37,773			43,245			35,316
Other noninterest-bearing liabilities	4,121			1,598			4,929			6,095
Total liabilities	626,093			666,419			623,236			681,921

Retained earnings	127,680			67,421			126,993			66,505
Accumulated comprehensive loss	(1,071)			(2,449)			(929)			(2,506)
Total equity	126,609			$64,972			126,064			$63,999
Total liabilities and equity	752,702			$731,391			749,300			$745,920
Net interest income		4,909			$3,878			13,773			$11,858
Interest rate spread			1.95%			1.85%			1.82%			1.87%
Net interest margin			2.72%			2.21%			2.55%			2.21%
Average interest-earning assets to average interest-bearing liabilities			124.14%			110.49%			124.01%			110.46%

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

	Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006			Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Rate	Volume	Net	Rate	Volume	Net

Interest and dividend income:
Interest-earning demand deposits	$(39)	$506	$467	$32	$2,853	$2,885
Mortgage related securities	149	(539)	(390)	670	(1,564)	(894)
Taxable securities	261	(309)	(48)	476	(1,699)	(1,223)
Nontaxable securities	(16)	(24)	(40)	(32)	51	19
Loans:
Residential loans	78	(93)	(15)	174	(532)	(358)
Commercial and construction loans	220	1,343	1,563	90	2,658	2,748
Consumer loans	40	(90)	(50)	129	(97)	32
Total loans	338	1,160	1,498	393	2,029	2,422
Total interest-earning assets	693	794	1,487	1,539	1,670	3,209

Interest expense:
NOW and money market deposits	232	16	248	553	(178)	375
Savings accounts	(11)	(52)	(63)	(21)	(104)	(125)
Certificates of deposit	563	(289)	274	1,956	(912)	1,044
Total interest-bearing deposits	784	(325)	459	2,488	(1,194)	1,294

FHLB advances	(3)	—	(3)	—	—	—
Total interest-bearing liabilities	781	(325)	456	2,488	(1,194)	1,294
Net change in net interest income	$(88)	$1,119	$1,031	$(949)	$2,864	$1,915

Provision for Loan Losses.  The provision for loan losses was $125,000 and $200,000 for the three and nine months ended September 30, 2007, respectively, reflecting continued growth in the loan portfolio and a shift in the mix of the loan portfolio to commercial-type loans, which typically have higher levels of risk. The Company recorded a credit to the provision for loan losses of $2.8 million and $3.2 million for the three and nine months ended September 30, 2006, respectively, which was a result of: (1) a reduction in criticized and classified assets, (2) a decrease in the size of the loan portfolio and (3) the absence of charge-offs in the portfolio during that period.

The following table provides information with respect to the Bank’s nonperforming assets at the dates indicated.   There were no troubled debt restructurings as of the dates presented below.

	September 30,	December 31,
	2007	2006
	(Dollars in thousands)
Nonaccrual loans:
One-to four-family	$111	$284
Consumer	44	—
Multi-family and commercial real estate	366	—
Total	521	284

Accruing loans past due 90 days or more:
Multi-family and commercial real estate	—	2,941
Total	—	2,941
Total of nonaccrual loans and accruing loans 90 days or more past due	$521	$3,225

Real estate owned	—	—
Total nonperforming assets	$521	$3,225

Total nonperforming loans to total loans	0.12%	0.09%
Total nonperforming loans to total assets	0.07%	0.43%

Total nonperforming assets to total assets	0.07%	0.43%

Nonperforming assets totaled $521,000, or 0.07% of total assets, at September 30, 2007 compared to $3.2 million, or 0.43% of total assets, at December 31, 2006.  During the three months ended December 31, 2006, a loan totaling $2.9 million went past its contractual maturity and was included in the accruing loans past due 90 days or more category of nonperforming assets.  The Bank extended the maturity on this loan in the first quarter of 2007 and  removed it from the total nonperforming assets, accounting for a majority of the $2.7 million decrease in nonperforming assets.  The property collateralizing this loan is under an agreement of sale and expected to be sold during the quarter ended December 31, 2007.

One commercial loan secured by real estate and business assets totaling $366,000 is included in nonperforming loans since the loan became 90 days past due in September 2007.  The business is experiencing difficulties and the borrower is working to resolve the delinquency.

Noninterest Income. The following table summarizes noninterest income for the three and nine months ended September 30, 2007 and 2006.

	Three Months			Nine Months
	Ended September 30,			Ended September 30,
	2007	2006	% Change	2007	2006	% Change
	(Dollars in thousands)

Service charges and other fee income	$204	$203	0.5%	$623	$731	(14.8)%
Net gain (loss) on sale of:
Loans	—	69	(100.0)	73	103	(29.1)
Assets acquired through foreclosure	—	—	—	—	85	(100.0)
Fixed assets	—	(5)	100.0	874	(6)	*
Securities	19	—	100.0	19	(18)	*
Income on bank-owned life insurance	111	108	2.8	327	318	2.8
Other	53	61	(13.1)	160	238	(32.8)

Total	$387	$436	(11.2)%	$2,076	$1,451	43.1%

Noninterest income decreased $49,000, or 11.2%, and increased $625,000, or 43.1%, during the three and nine months ended September 30, 2007, respectively, compared to the same periods in 2006.  The decrease for the three months ended September 30, 2007 was primarily a result of the Bank’s decision to discontinue selling residential mortgage loans, which gains represented $69,000 of noninterest income in the three months ended September 30, 2006. The increase in the nine months ended September 30, 2007 was a result of the Bank recognizing a pre-tax gain of $874,000 on the sale of its operations center in the second quarter of 2007. This gain was offset by a reduction in service charges and other fee income of $108,000 between comparable nine-month periods, as the Bank modified its fee policies related to customer deposit accounts, and a decrease in other non-interest income of $78,000.

Noninterest Expense. The following table summarizes noninterest expense for the three and nine months ended September 30, 2007 and 2006.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2007	2006	% Change	2007	2006	% Change
	(Dollars in thousands)
Salaries, benefits and other compensation	$2,485	$2,206	12.6%	7,154	6,535	9.5%
Occupancy expense	475	379	25.3	1,354	1,115	21.4
Furniture and equipment expense	230	236	(2.5)	712	644	10.6
Data processing costs	388	374	3.7	1,149	1,090	5.4
Professional fees	460	326	41.1	1,445	1,094	32.1
Marketing expense	152	199	(23.6)	449	440	2.1
FDIC premiums	20	71	(71.8)	62	725	(91.4)
Contribution to charitable foundation	—	1,500	(100.0)	—	1,500	(100.0)
Other	416	415	0.2	1,300	1,434	(9.3)

Total	$4,626	$5,706	(18.9)%	13,625	14,577	(6.5)%

Noninterest expense decreased by $1.1 million, or 18.9%, and by $952,000, or 6.5%, during the three and nine months ended September 30, 2007, respectively, compared to the same periods in 2006.  As previously noted, the comparable 2006 periods included the contribution expense of $1.5 million to the Fox Chase Bank Charitable Foundation.  Excluding that contribution, the largest change for the periods presented was an increase in salaries and benefits expense of $279,000, or 12.6%, and $619,000, or 9.5%, respectively for the three and nine months ended September 30, 2007.  The increase in the three months ended September 30, 2007 was primarily due to an expense of $68,000 associated with the issuance of awards pursuant to the Company’s 2007 Equity Incentive Plan on August 31, 2007, the adoption of an Employee Stock Ownership Plan (“ESOP”) in September 2006 and general compensation increases. The increase in the nine months ended September 30, 2007 was primarily due to the hiring of a team of experienced commercial lenders and commercial credit staff in the spring of 2006 and the adoption of the ESOP in September 2006.  The increase in noninterest expense was also due to: (1) an increase in professional fees of $134,000 and $351,000, respectively, for the three and nine months ended September 30, 2007 which were primarily associated with being a public entity, including compliance with the Sarbanes-Oxley Act, and exploring strategic initiatives, and (2) an increase in occupancy costs of $96,000 and $239,000, respectively for the three and nine months ended September 30, 2007 related to the opening of the Bank’s Marmora, New Jersey branch office in March 2006, the opening of two loan production offices in Media and Exton, Pennsylvania in the second quarter of 2006, and costs associated with the Company’s newly leased operations center in the second quarter of 2007. The Exton loan production office relocated to the Bank’s new branch location in West Chester, Pennsylvania during September 2007.

The increased costs were offset by a decrease in Federal Deposit Insurance Corporation insurance premiums of $51,000 and $663,000 for the three and nine months ended September 30, 2007, respectively, primarily due to the lifting of the Bank’s OTS-imposed Cease and Desist Order on June 28, 2006, as well as a decrease in other expense for the nine-month periods associated with a $232,000 charge taken during the second quarter 2006 related to a write-off of an error for reconciling transactions in our automated teller machines system.

Income Taxes. The income tax provision for the three and nine months ended September 30, 2007 was $90,000 and $424,000, respectively, compared to $365,000 and $273,000 for the three and nine months ended September 30, 2006, respectively. The Company’s effective income tax rate was 16.5% and 26.3% for the three-month periods ended September 30, 2007 and 2006, respectively.  The effective tax rate is lower for the three months ended September 30, 2007 as a result of the Company’s tax-exempt income being a higher proportion of pre-tax income than for the same period in 2006.  The Company’s effective income tax rate was 20.9% and 14.4% for the nine months ended September 30, 2007 and 2006, respectively.  The effective tax rate is higher for the nine months ended September 30, 2007, as the Company recorded a tax benefit in the nine months ended September 30, 2006 when it reduced its tax contingency reserve by $75,000 due to reevaluation of its tax position.

Liquidity and Capital Management

Liquidity Management. Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan repayments, maturities and sales of securities and proceeds from the stock offering. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.

The following table presents certain of our contractual obligations as of September 30, 2007 and December 31, 2006.

		Payments Due by period
Contractual Obligations	Total	Less than One Year	One to Three Years	Three to Five Years	More Than Five Years
		(In thousands)

At September 30, 2007
Operating lease obligations (1)	$2,213	$470	$895	$848	$—
FHLB advances (2)	35,807	1,491	2,976	31,340	—
Other long-term obligations (3)	3,885	1,886	1,999	—	—
Total	$41,905	$3,847	$5,870	$32,188	$—

At December 31, 2006
Operating lease obligations (1)	$158	$120	$38	$—	$—
FHLB advances (2)	36,922	1,487	2,979	32,456	—
Other long-term obligations (3)	4,995	1,754	3,238	3	—
Total	$42,075	$3,361	$6,255	$32,459	$—

(1) Represents lease obligations for commercial loan processing offices and the Bank’s operations center.

(2) Represents obligation owed to FHLB and includes anticipated payments of principal and interest.

(3) Represents obligations to the Company’s third party data processing provider.

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

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing and investing activities during any given period. At September 30, 2007, cash and cash equivalents totaled $34.0 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $252.2 million at September 30, 2007. In addition, at June 30, 2007, the latest date available, we had the ability to borrow a total of approximately $411.4 million from the Federal Home Loan Bank of Pittsburgh. On September 30, 2007, we had $30.0 million of borrowings outstanding.

At September 30, 2007, we had $80.1 million in loan commitments outstanding, which consisted of $2.2 million of mortgage loan commitments, $20.9 million in unused home equity lines of credit, $1.9 million in consumer loan commitments or lines of credit, $55.1 million in commercial loan commitments and $586,000 in stand-by letters of credit. Certificates of deposit due within one year of September 30, 2007 totaled $223.8 million, or 56.3%, of total certificates of deposit. We believe the large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods in the current low interest rate environment. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before September 30, 2007. We believe, however, based on past experience that a significant portion of these certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

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

	Nine Months Ended September 30, 2007	Year Ended December 31, 2006
Investing activities:
Loan originations	$(90,300)	$(120,515)
Other decreases in loans	50,913	137,512
Loan sales	—	4,000
Loan participation purchases	(27,614)	(4,788)
Security purchases	(87,413)	(60,207)
Security sales	108	17,205
Security maturities, calls and principal repayments	64,346	145,471
Financing activities:
Decrease in deposits	(11,940)	(85,773)
Proceeds from stock issuance, net of conversion costs	—	62,348
Acquisition of stock to fund equity incentive plan	(1,374)	—

Capital Management. The Bank is subject to various regulatory capital requirements administered by the Office of Thrift Supervision, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2007, the Bank exceeded all of regulatory capital requirements and was considered a “well capitalized” institution under regulatory guidelines.

The following table presents the Bank’s capital ratios and the minimum capital requirements to be considered “well capitalized” by the OTS as of September 30, 2007 and December 31, 2006:

	Ratio	Minimum to be Well Capitalized
September 30, 2007:
Tier 1 capital (to adjusted assets)	12.98%	≥ 5.0%
Tier 1 capital (to risk-weighted assets)	23.30%	≥ 6.0%
Total risk-based capital (to risk-weighted assets)	24.06%	≥ 10.0%

December 31, 2006:
Tier 1 capital (to adjusted assets)	12.49%	≥ 5.0%
Tier 1 capital (to risk-weighted assets)	26.79%	≥ 6.0%
Total risk-based capital (to risk-weighted assets)	27.62%	≥ 10.0%

As a result of Fox Chase Bancorp’s initial public stock offering, the Bank’s capital was increased by $30.0 million in September 2006. The remaining proceeds of the offering were retained by Fox Chase Bancorp to be used for general corporate purposes.   The capital ratios above reflect this infusion of capital.

The capital from the offering significantly increased our liquidity and capital resources.  Over time, this initial level of liquidity will be reduced as net proceeds from the stock offering are used for general corporate purposes, including the funding of lending activities.  The Company’s financial condition and results of operations have been enhanced by the capital from the offering, resulting in increased net interest-earning assets.  However, the large increase in equity resulting from the capital raised in the offering has had an adverse impact on our return on equity.  The Company may use capital management tools such as cash dividends and share repurchases.

The Company received stockholder approval for its long-term equity incentive plan at its annual meeting of stockholders held on May 22, 2007. On August 31, 2007, certain officers, employees and outside directors were granted in aggregate 521,800 non-statutory stock options and 203,900 shares of restricted stock.

During September 2007, the Company established a trust to purchase up to 287,500 shares of common stock in the open market to fund restricted stock awards under the Company’s equity incentive plan.  The 287,500 shares were purchased by the trust at an average price of $13.02 between September 14, 2007 and October 12, 2007.

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

As of  September 30, 2007, the Company had an interest rate swap with a notional amount of $1.2 million. The Company is receiving variable rate payments of three-month Libor plus 2.24% and paying fixed-rate payments of 7.43%.  The swap matures on March 31, 2022.  The hedged item is a commercial real estate loan, which has a fixed payment rate of 7.43% and matures on the same date. The swap had a fair value loss position of $13,000 at September 30, 2007.

For the nine months ended September 30, 2007, with the exception of the aforementioned commitments and swap arrangements, the Company did not engage in any additional off-balance sheet transactions reasonably likely to have a material effect on the Company’s financial condition, results of operation or cash flows.

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

During the three months ended September 30, 2007, the Company discovered an accounting error, as a computer program did not respond as anticipated, when changes as to the method of interest accrual was entered on certain loans.  To ensure that such error does not occur in the future, the Company has added another step to its controls and procedures process.  Based on this review and change, management believes that its controls and procedures are effective. The result of the error was that $64,000 of additional interest income that should have been recorded in the three months ended March 31, 2007 ($42,000 after-tax) was recorded in the three months ended September 30, 2007.  The Company has determined that the amount involved was immaterial to the related periods.

Accordingly and based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On April 28, 2006, Gregory S. Cipa, the former President and Chief Executive Officer of Fox Chase Bank, filed a complaint against Fox Chase Bank in the Civil Division of the Court of Common Pleas of Bucks County, Pennsylvania.  In May 2006, Fox Chase Bank moved the case to federal court, answered the complaint and filed a counterclaim. In November 2006, Mr. Cipa amended his complaint to allege that Fox Chase Bank breached its contract with him and violated its state statutory obligations by failing to pay Mr. Cipa certain employment benefits which he claims to have earned while serving as the President and Chief Executive Officer of Fox Chase Bank.  Mr. Cipa seeks monetary damages in excess of $900,000 and the payment of litigation costs.  The parties completed discovery and filed motions for summary judgment in March 2007.  On September 20, 2007, the judge denied all motions and summary judgments and scheduled a status hearing.  At the status hearing, the judge scheduled settlement discussions and ordered that the trial be scheduled for January 17, 2008.  Fox Chase Bank believes this action is without merit and intends to vigorously pursue its defenses.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition or future results. As of September 30, 2007, the risk factors of the Company have not changed materially from those reported in the Company’s Annual Report on Form 10-K.  However, the risks described in our Annual Report on Form 10-K are not the only risks that we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

3.1	Charter of Fox Chase Bancorp, Inc. (1)
3.2	Bylaws of Fox Chase Bancorp, Inc. (2)
4.1	Stock Certificate of Fox Chase Bancorp, Inc. (1)
10.1	Retention Incentive Agreement by and between Fox Chase Bank and James V. Schermerhorn
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.0	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

(1)

Incorporated by reference to this document from the exhibits to the Company’s Registration Statement on Form S-1
(File No. 333-134160), as amended, initially filed with the Securities and Exchange Commission on May 16, 2006.

(2)	Incorporated by reference to this document from the Form 8-K as filed with the Securities and Exchange Commission on October 24, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FOX CHASE BANCORP, INC.

Dated: November 9, 2007	By:	/s/ Thomas M. Petro
Thomas M. Petro
President and Chief Executive Officer
(principal executive officer)

Dated: November 9, 2007	By:	/s/ Jerry D. Holbrook
Jerry D. Holbrook
Chief Financial Officer and Secretary
(principal financial officer)