Form 10-K
period 2007-12-31
Fox Chase Bancorp Inc
filed 2008-03-14
CIK 1359111

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the fiscal year ended December 31, 2007

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
Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated Filer ☐     Accelerated Filer ☒

Non-Accelerated Filer ☐     Smaller Reporting Company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

The aggregate market value of the voting and non-voting common equity held by nonaffiliates as of June 30, 2007 was approximately $85.7 million.

The number of shares outstanding of the registrant’s common stock as of March 10, 2008 was 14,323,150.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2008 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

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

PART I

Item 1.                         BUSINESS

General

                                                Fox Chase Bancorp, Inc. (“Bancorp”) was organized on September 29, 2006 under the laws of the United States to be a holding company for Fox Chase Bank (the “Bank”), a stock savings bank also organized under the laws of the United States.  On September 29, 2006, the Company completed its initial public offering in which it sold 6,395,835 shares, or 43.57%, of its outstanding common stock to the public, including 575,446 shares purchased by the Fox Chase Bank Employee Stock Ownership Plan (the “ESOP”).  An additional 8,148,915 shares, or 55.51% of the Company’s outstanding stock, were issued to Fox Chase MHC, the Company’s federal chartered mutual holding company.  Additionally, the Bancorp contributed $150,000 in cash and issued 135,000 shares, or 0.92% of its outstanding common stock, to the Fox Chase Bank Charitable Foundation.

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

                                                On September 29, 2006, Fox Chase Bank converted from the mutual to the mutual holding company form of organization.  Fox Chase Bank operates as a community-oriented financial institution offering traditional financial services to consumers and businesses in its market areas.  Fox Chase Bank attracts deposits from the general public and uses those funds to originate one- to four-family real estate, multi-family and commercial real estate, construction, commercial and consumer loans, which Fox Chase Bank generally holds for investment.  Fox Chase Bank also maintains an investment portfolio.  Fox Chase Bank is regulated by the Office of Thrift Supervision and its deposits are insured under the Deposit Insurance Fund administered by the Federal Deposit Insurance Corporation.  Fox Chase Bank is also a member of the Federal Home Loan Bank of Pittsburgh.

                                                Fox Chase Bank’s website address is www.foxchasebank.com.  Information on our website should not be considered a part of this Report.

Market Areas

                                                We are headquartered in Hatboro, Pennsylvania, which is approximately fifteen miles north of Center City, Philadelphia.  We maintain two offices in Montgomery County, Pennsylvania, one office in each of Philadelphia and Delaware Counties, Pennsylvania and three offices in Bucks County, Pennsylvania.  All seven of these branch offices are in the Philadelphia-Camden-Wilmington metropolitan statistical area.  In 2000, we also opened two offices in the southern New Jersey shore area, one in Atlantic County and one in Cape May County, New Jersey and in  March 2006, we opened a second branch office in Cape May County, New Jersey.   In September 2007, we opened a branch office in Chester County, Pennsylvania and moved one of our loan production offices to this branch.

                                                Philadelphia Market Area.  The economy of our Philadelphia market area is predominated by the service sector.  According to published statistics, the population of the five-county area served by our branches totaled 3.9 million in 2006.  The economy in the Philadelphia market area has grown in recent years due to the presence of a highly-educated workforce and the diversity of the local economy as traditional employers in the manufacturing and financial services industry have been bolstered by growth in the life sciences and health care industries as well as the information technology and communication sectors.  The median household and per capita income in Bucks, Chester, Delaware and Montgomery Counties significantly exceeds the comparable figures for Pennsylvania as a whole, while the median household and per capita income in Philadelphia County trailed the comparable figures for Pennsylvania.

                                                New Jersey Market Area.  The economy of Atlantic County is dominated by the service sector, of which the gaming industry in nearby Atlantic City is the primary employer.  The economy of Cape May County is primarily geared toward tourism.  According to published statistics, Atlantic County’s population in 2006 was approximately 272,000 persons and Cape May County’s population was approximately 98,000.  The economy in Atlantic County has been strong in recent years as new and expanding casinos in Atlantic City along with new retail centers and entertainment venues have led to job growth and an increase in housing development.  Cape May County has also benefited from the growth in and around Atlantic City, as many residents commute to that area for employment.  Although the economy in this market area has been strong in recent years, median household and per capita income in Atlantic and Cape May Counties are lower than the comparable figures for New Jersey as a whole.  In addition, median household income in Atlantic County was below the national average in 2005.  We attribute this to several factors.  First, there has been an influx of retirees with limited incomes but moderate to substantial wealth. Additionally, since this market is located outside of a major metropolitan area, average income levels are negatively affected by the small portion of high-paying, white-collar jobs.  In this market area, lower paying service jobs provide a larger portion of overall employment.

Competition

                                                We face significant competition for the attraction of deposits and origination of loans.  Our most direct competition for deposits has historically come from the numerous financial institutions operating in our market areas and, to a lesser extent, from other financial service companies such as brokerage firms, credit unions and insurance companies.  We also face competition for investors’ funds from money market funds, mutual funds and other corporate and government securities.  At June 30, 2007, which is the most recent date for which data is available from the Federal Deposit Insurance Corporation, we held approximately 0.22% of the deposits in the Philadelphia-Camden-Wilmington metropolitan statistical area, which was the 41st largest market share out of the 163 financial institutions with offices in that metropolitan statistical area.  In addition, banks such as Bank of America, Wachovia Bank, Sovereign Bank, Citizens Bank of PA and Commerce Bank also operate in our market areas.  These institutions are significantly larger than us and, therefore, have significantly greater resources.

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

Lending Activities

                                                General.  We generally originate loans primarily for investment purposes.  The largest segments of our loan portfolio are one- to four-family residential real estate loans, multi-family and commercial real estate loans, construction loans, commercial and consumer loans.  Historically, we originated very little multi-family and commercial real estate loans, construction loans or commercial loans.  However, in 2003, then-current management determined to emphasize multi-family and commercial real estate lending and construction lending, primarily in the southern New Jersey shore area where it had opened branch offices.  Then-current management did not have a high level of expertise in these types of lending, were relatively unfamiliar with the market area, and did not obtain the proper documentation on these types of loans, accordingly many of these loans were criticized or classified in accordance with regulatory guidelines.  In 2005, new management ceased originating these loans and made significant efforts to reduce the levels of these types of loans made by former management from the portfolio.  In 2005 and 2006, we hired senior management and lenders with significant commercial lending experience and adopted new commercial credit policies.  Since that time, we have been originating and servicing a growing number of multi-family and commercial real estate and construction loans to individuals and businesses.  Such loans are generally located in our primary market areas in the Mid-Atlantic region of the U.S.

                                                One- to Four-Family Residential Real Estate Loans.  The largest segment of our loan portfolio continues to be mortgage loans, which enable borrowers to purchase or refinance existing homes, most of which are owner occupied.  We offer fixed-rate and adjustable-rate loans with terms up to 30 years.  Borrower demand for adjustable-rate loans versus fixed-rate loans is a function of the level of interest rates, the expectations of changes in the level of interest rates, and the difference between the interest rates and loan fees offered for fixed-rate mortgage loans and the initial period interest rates and loan fees for adjustable-rate loans.  The relative amount of fixed-rate mortgage loans and adjustable-rate mortgage loans that can be originated at any time is largely determined by the demand for each in a competitive environment.  The loan fees, interest rates and other provisions of mortgage loans are determined by us on the basis of our own pricing criteria and competitive market conditions.  Most of our loan originations result from relationships with existing or past customers, members of our local community and referrals from realtors, attorneys and builders. During 2007, the Bank also began originating loans referred by a mortgage broker in which the Bank has a 20% investment.  The ability to purchase loans through such correspondents allows the Bank to continue to offer one-to four-family mortgage loans to a growing and diverse set of customers through additional distribution channels in a cost-effective manner.

                                                While one- to four-family residential real estate loans are normally originated with terms of up to 30 years, such loans typically remain outstanding for substantially shorter periods because borrowers often prepay their loans in full upon sale of the property pledged as security or upon refinancing the original loan.  Therefore, average loan maturity is a function of, among other factors, the level of purchase and sale activity in the real estate market, prevailing interest rates and the interest rates payable on outstanding loans.

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

                                                We generally do not make conventional loans with loan-to-value ratios exceeding 95% at the time the loan is originated.  At December 31, 2007, $2.9 million, or 1.4%, of our residential loans, had a loan-to-value ratio exceeding 90% of the loan.  Private mortgage insurance is generally required for all mortgage loans with loan-to-value ratios in excess of 80%.  We require properties securing mortgage loans to be appraised by a Board-approved independent appraiser.  We generally require title insurance on all first mortgage loans.  Borrowers must obtain hazard insurance, and flood insurance for loans on properties located in a flood zone, before closing the loan.

                                                In an effort to provide financing for low- and moderate-income and first-time buyers, we offer a special homebuyers program.  We offer residential mortgage loans through this program to qualified individuals and originate the loans using reduced interest rates, fees and loan conditions.

                                                Multi-Family and Commercial Real Estate Loans.  We offer fixed-rate and adjustable-rate mortgage loans secured by multi-family and commercial real estate to individuals and small businesses in our primary market areas.  Our multi-family and commercial real estate loans are generally secured by condominiums, apartment buildings and mixed-use properties with residential units, as well as office and retail space.  We intend to increase this segment of our loan portfolio.

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

                                                At December 31, 2007, the largest outstanding multi-family or commercial real estate loan had an outstanding balance of $9.9 million and was secured by a hotel in the southern New Jersey shore area.  This loan was performing in accordance with its contractual terms at December 31, 2007.

                                                Construction Loans.  We originate fixed-rate and adjustable-rate loans to individuals, builders and developers to finance the construction of residential dwellings.   We also make construction loans for commercial development projects, including apartment buildings, restaurants, shopping centers and other owner-occupied properties used for businesses.  Our construction loans generally provide for the payment or reserving of interest only during the construction phase, which is usually six to twelve months for residential properties and eighteen months or more for commercial properties.  At the end of the construction phase, the loan is typically repaid with the proceeds from sales of individual residential units or is converted to a permanent mortgage loan.  Loans generally can be made with a maximum loan-to-value ratio of 80% on residential construction and 65% on commercial construction at the time the loan is originated.  Before making a commitment to fund a construction loan, we require an appraisal of the property by an independent licensed appraiser.  We also generally require an inspection of the property before disbursement of funds during the term of the construction loan.

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

                                                At December 31, 2007, our largest residential construction loan was an age-restricted residential community being developed near Dover, Delaware, to which the Bank has committed $7.7 million, of which $4.0 million was outstanding.  At December 31, 2007, our largest outstanding commercial construction loan was for $7.5 million, of which $3.7 million was outstanding.  This participation loan is secured by land and improvements to develop a shopping center in Bucks County, Pennsylvania.  Both of these loans were performing in accordance with their terms at December 31, 2007.

                                                Commercial Loans.  We also offer commercial business loans to professionals, sole proprietorships and small businesses in our market area.  The Bank also occasionally purchases loan participations from other institutions to utilize excess capital and liquidity when we believe that such investments will provide an appropriate return. The maximum amount of our commercial loans is limited by our in-house-loans-to one borrower limit.  We intend to grow this segment of our loan portfolio.

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

                                                We generally offer fixed-rate home equity loans with a maximum combined loan-to-value ratio of 90% and adjustable-rate lines of credit with a maximum combined loan-to-value ratio of 80%.  Home equity lines of credit have adjustable-rates of interest that are based on the prime interest rate.  Home equity lines of credit generally require that only interest be paid on a monthly basis and have terms up to 20 years.  Interest rates on these lines typically adjust monthly.  We offer fixed-rate and adjustable-rate home equity loans.  Home equity loans have terms that range from one to 15 years.  We hold a first or second mortgage position on most of the homes that secure our home equity loans and home equity lines of credit.

                                                We also provide a consumer loan product under which we will originate a fixed-rate or adjustable-rate loan on an owner-occupied one- to four-family residence, with a loan-to-value ratio of 80% of the secured property.  We will then originate a home equity loan with a loan-to-value ratio of either 10% or 15% of the secured property.  The remaining 10% or 5% must be paid in cash by the borrower.  This product, sometimes referred to as combination financing or a piggyback loan, eliminates the need for private mortgage insurance.  However, to obtain this product, the borrower must meet our underwriting criteria with respect to the one- to four-family residential real estate loan and home equity loan.  During 2007, we adopted more conservative underwriting criteria for such loans to address the current credit conditions.

                                                We offer loans secured by new and used automobiles.  These loans have fixed interest rates and generally have terms up to six years.  We will generally offer automobile loans with a maximum loan-to-value ratio of 90% of the purchase price of the vehicle.

                                                We also offer unsecured overdraft lines of credit to our retail customers for overdraft protection.  These lines range between $500 and $7,500 and the rate and amounts are offered to customers in relation to their individual credit score.  At December 31, 2007 we had 241 such loans totaling $121,000.

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

                                                Multi-Family and Commercial Real Estate Loans.  Loans secured by multi-family and commercial real estate generally have larger balances and involve a greater degree of risk than one- to four-family residential mortgage loans.  Of primary concern in multi-family and commercial real estate lending is the borrower’s creditworthiness and the feasibility and cash flow potential of the project.  Payments on loans secured by income properties often depend on successful operation and management of the properties.  As a result, repayment of such loans may be subject to a greater extent than residential real estate loans to adverse conditions in the real estate market or the economy. To monitor cash flows on income properties, we generally require borrowers and loan guarantors to provide annual financial statements and/or tax returns.  In reaching a decision on whether to make a multi-family or commercial real estate loan, we consider the net operating income of the property, the borrower’s expertise, credit history and profitability and the value of the underlying property.  We have generally required that the properties securing these real estate loans have debt service coverage ratios (the ratio of earnings before debt service to debt service) of at least 1.20x.  Environmental surveys and inspections are obtained when circumstances suggest the possibility of the presence of hazardous materials.  Further, in connection with our ongoing monitoring of the loan, we typically will review the property at least once each year.

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

                                                Consumer Loans.  Consumer loans may entail greater risk than residential mortgage loans do, particularly in the case of consumer loans that are unsecured or secured by assets that depreciate rapidly.  In such cases, repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan and the remaining deficiency often does not warrant further substantial collection efforts against the borrower.  In addition, consumer loan collections depend on the borrower’s continuing financial stability, and therefore are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.  Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans.

                                                Loan Originations, Sales and Participations.  Loan originations come from a number of sources.  The primary source of loan originations are existing customers, walk-in traffic, advertising, referrals from customers and loans originated by our commercial relationship managers.  We advertise in newspapers that are widely circulated throughout our market area.  Accordingly, when our rates are competitive, we attract loans throughout our market areas. During 2007, the Bank also began originating loans referred by a mortgage broker in which the Bank has a 20% investment.

                                                At December 31, 2007, we were a participating lender on five loans totaling $9.6 million, which are secured by commercial real estate, lease payments and the assets of the businesses.  These loans are being serviced by the lead lender.  We expect to continue to purchase participation interests, primarily in commercial and industrial loans, construction loans and commercial real estate loans.  On these participation interests, we generally perform our own underwriting analysis before purchasing such loans and therefore believe there would be no greater risk of default on these obligations.  However, in a purchased participation loan, we would not service the loan and thus are subject to the policies and practices of the lead lender with regard to monitoring delinquencies, pursuing collections and instituting foreclosure proceedings.  In assessing whether to participate, we would require review of all of the documentation relating to any loan in which we participate, including any annual financial statements provided by a borrower.  Additionally, we would require periodic updates on the loan from the lead lender.

From time to time we will also sell participation interests in loans where we are the lead lender and servicer.  At December 31, 2007, we were the lead lender on loans totaling $19.8 million, of which the Bank owned $9.5 million and serviced $10.3 million for other banks. We expect in the future that we will continue to sell participation interests to local financial institutions, primarily with respect to construction and commercial real estate loans that approach or exceed our lending limits or loans that are outside of our immediate market areas.

                                                Loan Approval Procedures and Authority.  Our lending activities follow written, non-discriminatory, underwriting standards and loan origination procedures established by our board of directors and management.  The board has granted authority to approve residential and consumer loans up to $300,000 to the Assistant Manager of the Consumer Lending Department and up to $450,000 to the Vice President of Residential Mortgage and the Vice President of Consumer Lending.  The board has granted individual authority to approve commercial loans up to $1.5 million to the Chief Executive Officer, the Chief Financial Officer, the Chief Lending Officer, the Chief Credit Officer and the Chief Risk Manager.  Commercial loans between $1.5 million and $2.75 million can be approved based on dual authority from the previously mentioned “C” level officers. Loans in excess of $2.75 million up to $4.5 million require the approval by the Officers Loan Committee, consisting of the President and Chief Executive Officer, the Chief Financial Officer, the Chief Credit Officer and the Chief Lending Officer and other experienced lenders and officers as appointed by the Board from time to time.  Loans or groups of loans with exposures between $4.5 million and $10.0 million require the approval of the Executive Officers Loan Committee, consisting of the President and Chief Executive Officer, the Chief Financial Officer, the Chief Lending Officer and the Chief Credit Officer.  Loans greater than $10.0 million are required to be approved by the Risk Management Committee of the Board of Directors.

                                                Loans to One Borrower.  The maximum amount we may lend to one borrower and the borrower’s related entities generally is limited, by regulation, to 15% of our stated capital and reserves.  At December 31, 2007, our general regulatory limit on loans to one borrower was approximately $15.0 million.  At that date, our largest lending relationship was a $9.9 million loan secured by a hotel in the southern New Jersey shore area.  This loan was performing according to its terms at December 31, 2007.  At December 31, 2007, our second largest lending relationship consisted of four loans to one borrower with commitments totaling $9.6 million, of which $7.1 million were outstanding, which were secured by commercial office buildings in southeastern Pennsylvania.

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

                We have authority to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal and state agencies and municipal governments, mortgage and asset-backed securities, corporate debt instruments, trust preferred securities and certificates of deposit of federally insured institutions.  Within certain regulatory limits, we also may invest a percentage of our capital in mutual funds.  We also are required to maintain an investment in Federal Home Loan Bank of Pittsburgh stock.

                At December 31, 2007, our investment portfolio totaled $296.3 million and consisted primarily of mortgage-backed securities issued by Fannie Mae, Freddie Mac and Ginnie Mae and securities of state and municipal governments.  At December 31, 2007 and 2006, we held $1.2 million and $1.7 million, respectively, in private issued mortgage-backed securities.  Private issued mortgage-backed securities are “whole loan collateralized mortgage securities” that are formed from jumbo mortgages that have all the same characteristics of conforming mortgages, except for their size, issued by agency guarantors.  To make up for the lack of an agency guarantor, whole loans are structured with subordinated tranches designed to achieve a triple A rating by a major rating service.  The investor pays a lower price for the security but receives a higher yield.  We have been continuously monitoring private issued mortgage-backed securities given the current credit cycle to manage the current risks associated with these types of securities.

Deposit Activities and Other Sources of Funds

                General.  Deposits, other borrowings and loan repayments are the major sources of our funds for lending and other investment purposes.  Loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and money market conditions.

                Deposit Accounts.  Substantially all of our depositors are residents of the Commonwealth of Pennsylvania or the State of New Jersey.  We attract deposits in our market area through advertising and through the offering of a broad selection of deposit instruments, including noninterest-bearing demand accounts (such as checking accounts), interest-bearing accounts (such as NOW and money market accounts), regular savings accounts and certificates of deposit.  At December 31, 2007, we did not utilize brokered deposits.   However, our liquidity policy provides for the use of brokered deposits as an alternative source of funds.  Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors.  In determining the terms of our deposit accounts, we consider the rates offered by our competition, our liquidity needs, profitability to us, matching deposit and loan products and customer preferences and concerns.  We generally review our deposit mix and pricing bi-weekly.  Historically, our strategy was to offer competitive rates and to be the market leader for rates on certain deposit products.  Our current strategy is to offer competitive rates and to be in the middle to upper end of the market for rates on a variety of retail and business deposit products.

                We also offer a variety of deposit accounts designed for the businesses operating in our market area.  Our business banking deposit products include a commercial checking account and a checking account specifically designed for small businesses.  We also offer remote capture products for business customers to meet their online banking needs.  Additionally, we offer sweep accounts and money market accounts for businesses.  We are seeking to increase our commercial deposits through the offering of these products.

Borrowings. In recent years, we have not relied upon advances from the Federal Home Loan Bank of Pittsburgh to supplement our supply of lendable funds or to meet deposit withdrawal requirements.  The $30.0 million of Federal Home Loan Bank advances outstanding at December 31, 2006 were borrowed in 2001.  During the fourth quarter 2007, as the yield curve steepened, we implemented a leverage strategy to purchase $50.0 million in mortgage related securities, which were funded by $30.0 million in Federal Home Loan Bank advances and $20.0 million of collateralized borrowings.  Furthermore, we borrowed an additional $20.0 million from the FHLB during the fourth quarter of 2007 to take advantage of the decrease in cost of funds in the wholesale funding market.  In the future, we may rely more heavily on wholesale funding in addition to retail funds to leverage the balance sheet and accelerate growth.  However, due to the potential volatility of wholesale funding, we have developed ratios and limits to measure our reliance on wholesale funding.

                        The Federal Home Loan Bank functions as a central reserve bank providing credit for its member financial institutions.  As a member, we are required to own capital stock in the Federal Home Loan Bank and are authorized to apply for advances on the security of such stock and certain of our whole first mortgage loans and other assets (principally mortgage related securities which are obligations of, or guaranteed by, the United States), provided certain standards related to creditworthiness have been met.  Advances are made under several different programs, each having its own interest rate and range of maturities.  Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth or on the Federal Home Loan Bank’s assessment of the institution’s creditworthiness.

Personnel

                As of December 31, 2007, we had 128 full-time employees and 25 part-time employees. We believe our relationship with our employees is good.

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

                The Office of Thrift Supervision also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of the particular circumstances.  At December 31, 2007, Fox Chase Bank met each of these capital requirements.

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

                Limitation on Capital Distributions.  Office of Thrift Supervision regulations impose limitations upon all capital distributions by a savings institution, including cash dividends, payments to repurchase its shares and payments to stockholders of another institution in a cash-out merger.  Under the regulations, the prior approval of the Office of Thrift Supervision is required before any capital distribution if the institution does not meet the criteria for “expedited treatment” of applications under Office of Thrift Supervision regulations (i.e., generally, examination and Community Reinvestment Act ratings in the two top categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with the Office of Thrift Supervision.  If an application is not required, the institution must still provide prior notice to the Office of Thrift Supervision of the capital distribution if, like Fox Chase Bank, it is a subsidiary of a holding company.  If Fox Chase Bank’s capital were ever to fall below its regulatory requirements or the Office of Thrift Supervision notified it that it was in need of increased supervision, Fox Chase Bank’s ability to make capital distributions could be restricted.  In addition, the Office of Thrift Supervision could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the Office of Thrift Supervision determines that such distribution would constitute an unsafe or unsound practice.

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

                A savings institution that fails the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a bank charter.  As of December 31, 2007, Fox Chase Bank maintained 84.3% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test.

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

                Assessments.  Federal savings banks are required to pay assessments to the Office of Thrift Supervision to fund the agency’s operations.  The general assessments, paid on a semi-annual basis, are based upon the savings institution’s (including consolidated subsidiaries) total assets, condition and complexity of portfolio.  The Office of Thrift Supervision assessments paid by the Company for the year ended December 31, 2007 totaled $178,000.

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

                The Reform Act also provided for a one-time credit for eligible institutions based on their assessment base as of December 31, 1996.  Subject to certain limitations with respect to institutions that are exhibiting weaknesses, credits can be used to offset assessments until exhausted.  As of December 31, 2007, Fox Chase Bank’s remaining balance of the one-time credit was approximately $220,000.  We anticipate that this credit will be fully utilized by the third quarter of 2008.  The Reform Act also provided for the possibility that the Federal Deposit Insurance Corporation may pay dividends to insured institutions once the Deposit Insurance Fund reserve ratio equals or exceeds 1.35% of estimated insured deposits.

                In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund.  This payment is established quarterly and during the calendar year ended December 31, 2007 averaged 1.14 basis points of assessable deposits.

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

                Federal Home Loan Bank System.  Fox Chase Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks.  The Federal Home Loan Bank provides a central credit facility primarily for member institutions.  Fox Chase Bank, as a member of the Federal Home Loan Bank of Pittsburgh, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank.  Fox Chase Bank was in compliance with this requirement with an investment in Federal Home Loan Bank stock at December 31, 2007 of $5.9 million.

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

                Federal Reserve System.  The Federal Reserve Board regulations require savings institutions to maintain noninterest-earning reserves against their transaction accounts (primarily Negotiable Order of Withdrawal (NOW) and regular checking accounts).  The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows:  a 3% reserve ratio is assessed on net transaction accounts up to and including $45.8 million; a 10% reserve ratio is applied above $45.8 million.  The first $8.5 million of otherwise reservable balances are exempted from the reserve requirements.  The amounts are adjusted annually.  Fox Chase Bank complies with the foregoing requirements.

Holding Company Regulation

                General.  Fox Chase Bancorp and Fox Chase MHC are savings and loan holding companies within the meaning of federal law.  As such, they are registered with the Office of Thrift Supervision and are subject to Office of Thrift Supervision regulations, examinations, supervision and reporting requirements.  In addition, the Office of Thrift Supervision has enforcement authority over Fox Chase Bancorp and Fox Chase MHC and their non-savings institution subsidiaries.  Among other things, this authority permits the Office of Thrift Supervision to restrict or prohibit activities that are determined to be a serious risk to Fox Chase Bank.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

                The Board of Directors annually elects the executive officers of Fox Chase MHC, Fox Chase Bancorp and Fox Chase Bank, who serve at the Board’s discretion.  Our executive officers are:

Name	Position
Thomas M. Petro	President and Chief Executive Officer of Fox Chase Bancorp, Inc., Fox Chase MHC and Fox Chase Bank

Jerry D. Holbrook	Chief Financial Officer and Secretary of Fox Chase Bancorp, Inc. and Fox Chase MHC; Executive Vice President and Chief Financial Officer of Fox Chase Bank

Roger S. Deacon	Executive Vice President and Chief Accounting Officer of Fox Chase Bancorp, Inc., Fox Chase MHC and Fox Chase Bank

Keiron G. Lynch	Executive Vice President and Chief Administrative Officer of Fox Chase Bank

David C. Kowalek	Executive Vice President and Chief Credit Officer of Fox Chase Bank

James V. Schermerhorn	Executive Vice President and Chief Lending Officer of Fox Chase Bank

Richard J. Fuchs	Executive Vice President and Chief Deposit Officer of Fox Chase Bank

                Below is information regarding our executive officers who are not also directors.  Unless otherwise stated, each executive officer has held his or her current position for at least the last five years.  Ages presented are as of December 31, 2007.

                Jerry D. Holbrook, CMA, has served as Executive Vice President and Chief Financial Officer since 2005. From 2003 to 2005, Mr. Holbrook was Executive Vice President, Chief Financial Officer and Corporate Secretary for Northeast Pennsylvania Financial Corp. and its principal subsidiary First Federal Bank, a public thrift institution. Previously, Mr. Holbrook served as Chief Financial Officer for E-Duction, Inc., a financial services start-up. Previously, he was Senior Vice President of Finance at First USA Bank (now part of J.P. Morgan Chase) where he managed the asset/liability management committee and was responsible for securitization planning and debt issuances for a $70 billion credit card portfolio. He began his banking career with WSFS Financial Corp. where he served as Senior Vice President and Controller. Mr. Holbrook holds a B.S. in Accounting from the University of Kentucky. Age 52.

                    Roger S. Deacon, CPA, has served as Executive Vice President and Chief Accounting Officer since July 2007.   From 2005 to 2007, Mr. Deacon was Senior Vice President and Chief Financial Officer for NOVA Financial Holdings, Inc., a privately held bank holding company, and its principal subsidiary NOVA Savings Bank.   From January 2001 to September 2005, Mr. Deacon served as Chief Financial Officer for I4 Commerce, a privately held financial services company that provides services through its Bill Me Later product. Previously, he was Senior Vice President of Finance at First USA Bank (now part of J.P. Morgan Chase) where he was responsible for all financial planning for its credit card business, which grew from $2 billion to $70 billion in managed assets. He began his career with Price Waterhouse, where he served as an Audit Manager in their Financial Services Practice Group. Mr. Deacon holds a B.S. in Business Administration from Bucknell University, majoring in Accounting with a concentration in Finance. Age 44.

Keiron G. Lynch, CTP, has served as Executive Vice President and Chief Administrative Officer since 2005. From 1999 to 2005, Mr. Lynch was Vice President of Global Visa Commerce Product Development for Visa International. Previously, he was Director of Delivery for The Source(2) Group, LLC, a joint venture between Mellon Bank and MCI Systemhouse that provided outsourced accounts payable and accounts receivables services to companies nationwide. Mr. Lynch held a number of leadership positions with Mellon Bank over 17 years culminating as Vice President and Director of New Product Development for Mellon Bank’s Global Cash Management division. Mr. Lynch holds a B.A. in Economics from Duke University. Age 50.

David C. Kowalek has served as Executive Vice President and Chief Credit Officer since 2005. From 2004 to 2005, Mr. Kowalek was Senior Vice President and Chief Credit Officer for First Federal Bank, a public thrift institution. From 1987 to 2004, Mr. Kowalek held various credit and lending leadership positions with Wachovia Bank and predecessor financial institutions culminating as Senior Loan Officer responsible for a multi-state region in the mid-Atlantic area. He began his career at Chase Manhattan Bank. Mr. Kowalek holds an MBA from Adelphi University and a B.S. in Economics and Mathematics from Wilkes University. Age 54.

James V. Schermerhorn has served as Executive Vice President and Chief Lending Officer since 2005. From 2004 to 2005, Mr. Schermerhorn was Managing Director of Penn Mezzanine Fund in King of Prussia, Pennsylvania. From 2003 to 2004, he was Regional Vice President for Patriot Bank. Previously he was Executive Vice President and Chief Lending Officer for Republic First Bank. Mr. Schermerhorn held a number of leadership positions with Mellon Bank over 29 years including Managing Director of National Business Banking and Regional Middle Market Lending Manager for Mellon East. He began his career with Girard Bank. Mr. Schermerhorn holds a B.A. in Economics and Accounting from Muhlenberg College and is a graduate of the Stonier Graduate School of Banking. Age 64.

Richard J. Fuchs has served as Executive Vice President and Chief Deposit Officer since April 2006. Mr. Fuchs joined Fox Chase Bank after 30 years with The Bryn Mawr Trust Company in Bryn Mawr, Pennsylvania where he was Senior Vice President of the Community Banking Division and from 2000 to 2005 also served as the President and CEO of The Bryn Mawr Brokerage Company. Mr. Fuchs attended Villanova University where he majored in Civil Engineering and is a graduate of the Stonier Graduate School of Banking. Age 58.

ITEM 1A.               RISK FACTORS

If our allowance for loan losses is insufficient to absorb losses in our loan portfolio, our earnings could decrease.

At December 31, 2007, our allowance for loan losses totaled $3.4 million, which represented 0.75% of total loans, 412.21% of nonperforming loans and 152.97% of classified assets. We make various assumptions and judgments about the collectibility of our loan portfolio, including the creditworthiness of our borrowers and the value of real estate and other assets serving as collateral for the repayment of many of our loans.  In determining the amount of the allowance for loan losses, we review our loans and our loss and delinquency experience, classified asset experience, industry delinquency and loss trends and regional and national economic conditions. If our assumptions are incorrect, our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in additions to our allowance.  Material additions to our allowance could materially decrease our net income.

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

Our recent emphasis on multi-family and commercial real estate, commercial and construction lending may expose us to increased lending risks.

At December 31, 2007, $156.1 million, or 34.6%, of our loan portfolio consisted of multi-family and commercial real estate, commercial and construction loans. We have recently begun to emphasize these types of lending and in 2006 hired a highly experienced team of commercial lending and credit and risk management professionals to accelerate this initiative. These types of loans generally expose a lender to greater risk of non-

payment and loss than one- to four-family residential mortgage loans because repayment of the loans often depends on the successful operation of the property and the income stream of the borrowers. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential mortgage loans. In addition, since such loans generally entail greater credit risk than one- to four-family residential mortgage loans, we may need to increase our allowance for loan losses in the future to account for the likely increase in probable incurred credit losses associated with the growth of such loans. Also, many of our multi-family and commercial real estate and land borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan.

Moreover, we recently began our initiative to originate commercial business loans. At December 31, 2007, we had 50 commercial loans totaling $33.4 million in our portfolio.  Accordingly, much of our commercial loan portfolio is unseasoned and our limited experience in originating these types of loans does not provide us with a significant payment history pattern with which to judge future collectibility. These loans will also not have been subjected to unfavorable economic conditions. As a result, it may be difficult to predict the future performance of this part of our loan portfolio. These loans may have delinquency or charge-off levels above our historical experience, which could adversely affect our future performance. Further, commercial loans generally have larger balances and involve a greater risk than one- to four-family residential mortgage loans. Accordingly, if we make any errors in judgment in the collectibility of our commercial loans, any resulting charge-offs may be larger on a per loan basis than those incurred with our residential mortgage loan or consumer loan portfolios.

Our business strategy, which includes asset growth, was recently initiated and has not yet had the time to be proven successful. Further, if we fail to grow or fail to manage our growth effectively, our financial condition and results of operations could be negatively affected.

In June 2005, as required by the Cease and Desist Order issued by the Office of Thrift Supervision, we adopted a new three-year business strategy. Our strategy involves asset and liability growth, specifically in originating commercial-type loans and attracting favorably priced deposits, while maintaining strong asset quality. Achieving our growth targets requires us to attract customers that currently bank at other financial institutions in our market, thereby increasing our share of the market. Our ability to successfully grow will also depend on a variety of factors, including the market penetration of our new commercial lenders, continued favorable market conditions, the continued availability of desirable business opportunities and the competitive responses from other financial institutions in our market areas. While we believe we have the management resources and internal systems in place to successfully manage our future growth, there can be no assurance growth opportunities will be available or that we will be successful in implementing our business strategies.  Further, it will take time to implement our business strategy, especially for our commercial lenders to originate enough loans and business deposits to generate the revenue needed to offset the associated expenses, including salaries and the occupancy expense related to the new branches and loan production offices. We expect that it may take a significant period of time before we can achieve the intended results of our new business strategy. During the period while the business plan is being implemented, our operating results may be negatively impacted. Further, there can be no assurance that our new strategic plan, even if successfully implemented, will ultimately produce positive results.

Our decrease in deposits may cause us to rely more heavily on wholesale funding sources, which could increase our expenses and adversely affect our operating margins and profitability.

Historically, we attempted to be the market leader in rates on longer-term money market accounts and certificates of deposit. However, in 2005, the new management, in connection with the planned reductions in the balance sheet, offered less-than-market rates as it attempted to allow the longer-term money market accounts and certificates of deposit to run-off, thereby shortening the duration of its liabilities. While deposit rates were raised to be competitive in the market in November 2005, deposits have continued to decrease. Deposits were $585.6 million at December 31, 2007 compared to $596.5 million at December 31, 2006. While we believe that branch expansion and our emphasis on building transaction accounts will increase deposits, there can be no guarantee if and when this will occur. Further, the considerable competition for deposits in our market makes it more difficult for us to obtain reasonably priced deposits.

If we are not able to increase deposits, we will have to rely more heavily on wholesale sources to fund our asset growth than we have in the past, which historically are more expensive than retail sources of funding. If we are required to rely more heavily on more expensive funding sources to support future growth, our revenues may not increase proportionately to cover our costs. In this case, our operating margins and profitability would be adversely affected.

Changes in interest rates could have a material adverse effect on our operations.

The operations of financial institutions such as ours are dependent to a large extent on net interest income, which is the difference between the interest income earned on interest-earning assets such as loans and investment securities and the interest expense paid on interest-bearing liabilities such as deposits and borrowings.  Changes in the general level of interest rates can affect our net interest income by affecting the difference between the weighted average yield earned on our interest-earning assets and the weighted average rate paid on our interest-bearing liabilities, or interest rate spread, and the average life of our interest-earning assets and interest-bearing liabilities.  Changes in interest rates also can affect: (1) our ability to originate loans; (2) the value of our interest-earning assets and our ability to realize gains from the sale of such assets; (3) our ability to obtain and retain deposits in competition with other available investment alternatives; and (4) the ability of our borrowers to repay adjustable or variable rate loans. Interest rates are highly sensitive to many factors, including government monetary policies, domestic and international economic and political conditions and other factors beyond our control.  Although we believe that the estimated maturities of our interest-earning assets currently are well balanced in relation to the estimated maturities of our interest-bearing liabilities, there can be no assurance that our profitability would not be adversely affected during any period of changes in interest rates.

If we do not achieve profitability on our new branches and loan production offices, the new offices may reduce our earnings.

We opened our Marmora, New Jersey branch office and two new loan production offices (with deposit authority) in the Philadelphia metropolitan area in 2006, one of which was later closed when we opened our West Chester, Pennsylvania branch in 2007.  Numerous factors contribute to the performance of a new branch or loan production facility, such as our ability to select a suitable location, competition, our ability to hire and retain qualified personnel, and the effectiveness of our marketing strategy. It takes time for a new branch to generate significant deposits and loan volume to offset expenses, some of which, like salaries and occupancy expense, are relatively fixed costs.  Additionally, there can be no assurance that any of these new offices will ever become profitable.  During the period of time before a branch office or loan production facility can become profitable, operating an office will negatively impact our net income.

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

Nearly all of our loans are secured by real estate or made to businesses in the Philadelphia metropolitan or Southern New Jersey market areas. As a result of this concentration, a downturn in the local economies in these areas could cause significant increases in nonperforming loans, which would reduce our profits. In recent years there has been a significant increase in real estate values in our market areas. As a result of rising home prices, our loans have been well collateralized. A decline in real estate values could cause some of our mortgage loans to become inadequately collateralized, which would expose us to a greater risk of loss.

Strong competition within our market areas could reduce our profits.

We face intense competition in making loans, attracting deposits and attracting and retaining key employees and relationship managers. In particular, several financial institutions have recently opened new offices or branches and numerous de novo financial institutions have recently been formed in the Philadelphia-Camden-Wilmington metropolitan statistical area. This competition has made it more difficult for us to make new loans and at times has forced us to offer higher deposit rates. It has also made it more difficult and costly to attract and hire employees with the level of expertise we require to implement our strategic plan. Price competition for loans and deposits might result in us earning less on our loans and paying more on our deposits, which would reduce net interest income. Also, additional compensation expense increases noninterest expense, reducing net income. Competition also makes it more difficult to grow loans and deposits. As of June 30, 2007, the most recent date for which information is available, we held 0.22% of the deposits in Philadelphia-Camden-Wilmington metropolitan statistical area. Some of the institutions with which we compete have substantially greater resources and lending limits than we have and may offer services that we do not provide. We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Our profitability depends upon our continued ability to compete successfully in our market areas.

Our low return on equity may negatively affect our stock price.

Net income divided by average equity, known as “return on equity,” is a ratio many investors use to compare the performance of a financial institution to its peers. Our return on equity was reduced due to the large amount of capital that we raised in our 2006 stock offering and to expenses we are incurring in pursuing our growth strategies, the costs of being a public company and added expenses associated with our employee stock ownership and equity incentive plans. Until we can increase our net interest income and noninterest income, we expect our return on equity to be below the median return on equity of 4.19% for the trailing twelve months for all publicly traded thrifts, which may negatively affect the value of our common stock.  For the twelve months ended December 31, 2007, our return on equity was 1.54%.

Expenses from operating as a public company and from equity-based benefit plans will continue to adversely affect our profitability.

Our noninterest expenses are impacted as a result of the financial, accounting, legal and various other additional expenses associated with operating as a public company.  We also recognize additional annual employee compensation and benefit expenses stemming from the shares that are purchased or granted to employees and executives under the employee stock ownership and equity incentive plans.  These additional expenses adversely affect our profitability.  We recognize expenses for our employee stock ownership plan when shares are committed to be released to participants’ accounts. We recognize compensation expense for restricted stock awards and stock options over the vesting period of awards made to recipients.

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

ITEM 1B.                                            UNRESOLVED STAFF COMMENTS

                None.

ITEM 2.                                                     PROPERTIES

                We conduct our business through our main office and branch offices.  The following table sets forth certain information relating to these facilities as of December 31, 2007.

Location	Year Opened	Owned/ Leased	Date of Lease Expiration	Net Book Value as of December 31, 2007
				(In thousands)
Main Office:

4390 Davisville Road Hatboro, Pennsylvania	1996	Owned	—	$2,170

Branch Offices:

401 Rhawn Street Philadelphia, Pennsylvania	1956	Owned	—	625

815 Bustleton Pike Richboro, Pennsylvania	1985	Owned	—	505

1 Fitzwatertown Road Willow Grove, Pennsylvania	1995	Owned	—	410

1041 York Road Warminster, Pennsylvania	2000	Owned	—	854

921 West Avenue Ocean City, New Jersey	2000	Owned	—	496

6059 Black Horse Pike Egg Harbor Township, New Jersey	2000	Owned	—	884

5871 Lower York Road Lahaska, Pennsylvania	2004	Owned	—	1,461

8 U.S. Route 9 South Marmora, New Jersey	2006	Owned	—	1,625

210 West State Street (1) Media, Pennsylvania	2006	Leased	2009	26

137 North High Street West Chester, Pennsylvania	2007	Owned	—	1,822

Administrative Offices:

510 East Township Line Road (2) Blue Bell, Pennsylvania	2007	Leased	2012	112

Other Properties:

811 Bustleton Pike (3) Richboro, Pennsylvania	—	Owned	—	44

Absecon, New Jersey (4)	—	Owned	—	1,957

(1)                We have an option to renew this lease for two additional one-year periods beginning April 2008.  During January 2008, we exercised the first option and extended the lease for an additional one year period to April 2009.

(2)                This property houses administrative, operational and information technology personnel.  We have an option to renew the lease for one additional five-year period.

(3)     This property includes a residence with two apartments, which are leased to individuals.

(4)                This property is undeveloped land that may be developed for a future branch.

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

On April 28, 2006, Gregory S. Cipa, the former President and Chief Executive Officer of Fox Chase Bank, filed a complaint against Fox Chase Bank in the Civil Division of the Court of Common Pleas of Bucks County, Pennsylvania.  In May 2006, Fox Chase Bank moved the case to federal court, answered the complaint and filed a counterclaim. Mr. Cipa sought monetary damages in excess of $900,000 and the payment of litigation costs in connection with allegations that the Bank failed to pay Mr. Cipa certain employment benefits that he claimed to have earned while serving as President and Chief Executive Officer of the Bank.  In December 2007, the Bank settled this litigation by paying Mr. Cipa and his legal counsel $150,000.

ITEM 4.                                                     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                None.

PART II

ITEM 5.                                                     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Equity and Related Stockholder Matters

                The Company’s common stock is listed on the Nasdaq Stock Market (“Nasdaq”) under the trading symbol “FXCB.”  The following table sets forth the quarterly high and low sales prices of Fox Chase Bancorp’s common stock from October 2, 2006, the first day of trading of the common stock, through December 31, 2007, as reported by Nasdaq.  The Company has not paid any dividends to its stockholders to date.  See Item 1, “Business—Regulation and Supervision—Regulation of Federal Savings Associations— Limitation on Capital Distributions” and note 11 in the notes to the consolidated financial statements for more information relating to restrictions on dividends.  As of March 10, 2008, the Company had approximately 1,010 holders of record of common stock.

2007:	High	Low

First Quarter	$14.32	$13.05
Second Quarter	$14.07	$13.03
Third Quarter	$13.74	$10.36
Fourth Quarter	$13.15	$10.90

2006:	High	Low

First Quarter	N/A	N/A
Second Quarter	N/A	N/A
Third Quarter	N/A	N/A
Fourth Quarter	$13.85	$12.75

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

	Period Ending
Index	10/02/06	12/31/06	03/31/07	06/30/07	09/30/07	12/31/07
Fox Chase Bancorp, Inc. (MHC)	$100.00	$104.25	$104.09	$104.25	$102.24	$88.03
NASDAQ Composite	100.00	107.94	108.22	116.34	120.73	118.53
SNL Mid-Atlantic Thrift Index	100.00	107.97	106.42	97.59	100.56	88.89

Purchases of Equity Securities

           The following table provides certain information with regard to shares repurchased by the Company in the fourth quarter of 2007.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs

October 1, 2007 through October 31, 2007	—	—	—	—

November 1, 2007 through November 30, 2007	—	—	—	—

December 1, 2007 through December 31, 2007	327,000	$12.00	327,000	—

Total (1)	327,000	$12.00	327,000	—

(1)  On November 30, 2007, the Company announced a stock repurchase program under which the Company may repurchase up to 327,000 shares of its common stock.  On December 12, 2007, the Company announced that it had purchased all of the shares under that program.

ITEM 6.                                                     SELECTED FINANCIAL DATA

	At December 31,
	2007	2006	2005	2004	2003
	(In thousands)
Financial Condition Data:
Total assets	$812,919	$756,985	$781,291	$899,805	$821,118
Cash and cash equivalents	31,275	134,441	46,086	43,722	32,022
Interest-earning time deposits	—	—	600	3,174	4,392
Securities available-for-sale	296,304	228,432	329,504	330,199	335,388
Loans receivable, net	447,035	355,617	366,393	482,606	414,438
Loans held for sale	—	1,194	357	—	—
Deposits	585,560	596,534	682,307	805,250	723,838
Federal Home Loan Bank advances	80,000	30,000	30,000	30,000	30,000
Other borrowed funds	20,000	—	—	—	—
Total stockholders’ equity	122,371	125,645	63,521	59,190	62,331

	For the Year Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands)
Operating Data:
Interest income	$41,057	$37,177	$37,601	$37,566	$35,533
Interest expense	22,250	20,459	20,697	19,693	20,662
Net interest income	18,807	16,718	16,904	17,873	14,871
Provision (credit) for loan losses	425	(5,394)	(6,025)	12,282	30
Net interest income after provision (credit) for loan losses	18,382	22,112	22,929	5,591	14,841
Noninterest income	2,696	2,073	1,214	2,279	3,405
Noninterest expenses	18,688	19,867	15,208	11,353	10,958
Income (loss) before income taxes	2,390	4,318	8,935	(3,483)	7,288
Income tax provision (benefit)	460	684	2,975	(1,595)	2,497
Net income (loss) (1)(2)	$1,930	$3,634	$5,960	$(1,888)	$4,791
Earnings per share (1)(2)	$0.14	$0.14	—	—	—

(1)                                  On September 29, 2006, Fox Chase Bancorp, Inc. completed its initial public offering of common stock. Earnings per share information for 2006 is only for September 29, 2006 through December 31, 2007 due to the Bank’s reorganization into the mutual holding company form and the Company’s related initial public offering.  Basic and diluted earnings per share are the same for 2007 and 2006.

(2)                                  Net income and the efficiency ratio for 2006 reflect a charge of $1.5 million for the contribution to the Fox Chase Bank Charitable Foundation done in connection with our initial public offering.

	At or for the Year Ended December 31,
	2007	2006	2005	2004	2003
Performance Ratios:
Return on average assets	0.26%	0.49%	0.71%	(0.21)%	0.59%
Return on average equity	1.54	4.59	9.50	(2.82)	7.64
Interest rate spread (1)	1.85	1.90	1.78	1.92	1.61
Net interest margin (2)	2.60	2.33	2.05	2.11	1.87
Noninterest expense to average assets	2.48	2.66	1.80	1.29	1.34
Efficiency ratio (3)	91.77	105.78	79.70	56.34	59.96
Average interest-earning assets to average interest-bearing liabilities	123.69	113.46	109.08	107.69	109.68
Average equity to average assets	16.66	10.58	7.44	7.59	7.67

Capital Ratios (4):
Tier 1 capital (to adjusted assets)	12.03	12.49	8.40	6.66	7.54
Tier 1 capital (to risk-weighted assets)	21.78	26.79	17.76	12.92	15.76
Total risk-based capital (to risk-weighted assets)	22.54	27.62	19.02	14.17	16.29

Asset Quality Ratios:
Nonperforming loans as a percent of total loans	0.18	0.90	1.36	0.29	0.32
Allowance for loan losses as a percent of total loans	0.75	0.82	2.22	2.89	0.50
Allowance for loan losses as a percent of nonperforming loans and accruingloans 90 days or more past due	412.21	91.44	163.90	997.99	159.29
Net charge-offs (recoveries) to average outstanding loans during the period	—	—	—	—	—

Other Data:
Number of:
Deposit accounts	52,817	55,957	61,349	66,800	65,796
Offices	11	11	8	8	7

(1)                                  Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of interest-bearing liabilities.

(2)                                  Represents net interest income as a percent of average interest-earning assets.

(3)                                  Represents noninterest expense divided by the sum of net interest income and noninterest income, excluding gains or losses on the sale of securities, premises and equipment and assets acquired through foreclosure.  For 2006 reflects a charge of $1.5 million for the contribution to the Fox Chase Bank Charitable Foundation done in connection with our initial public offering.

(4)                                  Ratios are for Fox Chase Bank.

ITEM 7.                                                     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATION

Overview

     The following describes various components that affect our results of operations.

Income. Our primary source of pre-tax income is net interest income. Net interest income is the difference between interest income, which is the income that we earn on our loans, securities and interest-earning deposits at other banks, and interest expense, which is the interest that we pay on our deposits, Federal Home Loan Bank borrowings and other collateralized borrowings. To a much lesser extent, we also recognize pre-tax income from service charges on deposit accounts and loans, from the increase in cash surrender value of our bank-owned life insurance and from the sale of loans, securities and other assets, as applicable.

Provision for Loan Losses. The allowance for loan losses is maintained at a level representing management’s best estimate of known and inherent losses in the loan portfolio, based upon management’s evaluation of the portfolio’s collectibility. The allowance is established through the provision for loan losses, which is charged against income. Charge-offs, if any, are charged to the allowance. Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance balance required using loss experience in particular segments of the portfolio, trends and absolute levels of classified and criticized loans, trends and absolute levels in delinquent loans, trends in risk ratings, trends in industry charge-offs by particular segments and changes in existing general economic and business conditions affecting our lending areas and the national economy.  Allocation of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off.

Expenses. The noninterest expenses we incur in operating our business consist of salaries, benefits and other compensation expenses, occupancy and equipment expenses, data processing costs, professional fees, marketing expenses, Federal Deposit Insurance Corporation premiums and various other miscellaneous expenses.

Salaries, benefits and other compensation consists primarily of salaries and wages paid to our employees, payroll taxes, expenses for health insurance, retirement plans, director and committee fees and other employee benefits, including employer 401(k) plan contributions, employee stock ownership plan allocations and equity incentive awards, such as stock options and shares of restricted stock.  Our equity incentive plan was approved by stockholders and implemented in 2007.

Occupancy expenses, which are the fixed and variable costs of buildings such as depreciation charges, maintenance, real estate taxes and costs of utilities. Depreciation of premises is computed using the straight-line method based on the useful lives of the related assets, which range from ten to 39 years for buildings and premises. Leasehold improvements are amortized over the shorter of the useful life of the asset or the term of the lease.

Furniture and equipment expenses, which are the fixed and variable costs of furniture and equipment, consist primarily of depreciation charges, furniture and equipment expenses and maintenance. Depreciation of equipment is computed using the straight-line method based on the useful lives of the related assets, which range from three to seven years for furniture, fixtures and equipment.

Data processing costs include fees paid to our third-party data processing service and ATM expense.

Professional fees include fees paid to our independent auditors, our attorneys and consultants who assisted with implementation of Sarbanes-Oxley controls and procedures in 2007 and to other professionals that we used to assist us with our interest rate risk management, reviews of our loan portfolio and costs associated with being a public company.

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

Operating Strategy

Operating Strategy from 2003 to 2005.  Historically, we originated primarily one- to four-family residential real estate loans, which were generally funded by higher-priced term maturity deposits. In 2003, then-current management determined to emphasize multi-family and commercial real estate lending and construction lending, primarily in the southern New Jersey shore area where it had opened branch offices. This initiative led to a significant increase in loans from $414.4 million at December 31, 2003 to $482.6 million at December 31, 2004. Also, we continued to offer higher rates on our deposits to fund the loan growth. As a result, deposits increased from $723.8 million at December 31, 2003 to $805.3 million at December 31, 2004. However, when these loans were originated, they were not properly underwritten. Also, loan settlements were not typically attended by anyone representing us. As a result, there were instances where the requirements of the loan commitment, including additional required collateral, were not obtained. Further, construction loan disbursements were made without adequate controls. Additionally, the former management of Fox Chase Bank failed to adopt a risk rating system and update its allowance for loan losses policy to account for the new types of loans that were being originated. Further, management failed to properly review and classify the new types of loans. This type of lending and the absence of adequate underwriting, credit and collection policies and internal controls contributed to the issuance by the Office of Thrift Supervision of a Cease and Desist Order on June 6, 2005. Additionally, it caused criticized and classified assets to increase from $775,000 at December 31, 2003 to $90.7 million at December 31, 2004. While Fox Chase Bank did not incur any losses on these loans during the same period, it did record a $12.3 million provision for loan losses in 2004, which contributed to a net loss of $1.9 million in 2004.

Operating Strategy During Pendency of Cease and Desist Order. On June 6, 2005, we consented to the issuance of an Order to Cease and Desist by the Office of Thrift Supervision. In addition to citing numerous violations, the Cease and Desist Order required us to discontinue a number of practices, and specifically ordered us to take certain actions. We were ordered to:

•	discontinue originating certain types of loans;
•	restrict our asset growth to an amount not to exceed net interest credited on deposit liabilities;
•	hire a new chief executive officer;
•	improve our board’s oversight over lending and risk exposure, including assessing our capital position and exposure to higher-risk loans;
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

Following the issuance of the Cease and Desist Order, most of our senior management and Board of Directors were replaced. The new management team and board launched initiatives to collect loans at the New Jersey shore area, gather sufficient borrower information to properly document existing loans when possible, assign proper risk grades to loans following newly implemented credit risk assessment policies, establish and maintain well documented estimates for the allowance for loan losses, and establish appropriate underwriting, credit administration, and prudent credit risk management policies and procedures. As a result of these actions and continued favorable economic conditions, criticized and classified assets were reduced from $90.7 million at December 31, 2004 to $2.2 million at December 31, 2007. As a result of these actions and the reduction in criticized and classified assets, the allowance for loan losses was reduced, which resulted in the $6.0 million and $5.4 million credit to the provision for loan losses during 2005 and 2006, respectively.

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

As a result of the Cease and Desist Order and the prohibition on growing our asset size and specifically from originating various types of loans and from loan sales of one to- four-family residential loans, which was done to manage interest rate risk, our loan portfolio and asset size decreased. As a result, our funding needs decreased, so we offered lower rates on our longer-term money market accounts and certificates of deposit to shorten the duration of our liabilities and decrease our deposits.

Current Operating Strategy.  The new management and board reassessed our strategic direction and our opportunities for profitability. The determination was made to capitalize on our 140-year tradition of strong personalized customer service, which we believe distinguishes us from the large regional banks that operate in our market area. At the same time, the decision was made to differentiate ourselves from many small community banks in our market by leveraging the strong commercial and business expertise of our new management team and focusing on businesses in our market area. Further, we believe that our capital, which was significantly increased through the stock offering, allows us to make loans of a size not permitted by many of the de novo financial institutions in our market area, who are restrained by smaller capital levels and smaller loans to one borrower limits. Thus, as discussed in more detail below, we intend to continue to expand our product offerings, diversify our lending operations and expand our footprint and market presence in the metropolitan Philadelphia area and in the southern New Jersey shore area in an attempt to increase assets, while maintaining sound asset quality and enhancing profitability.

Historically, we attempted to be the market leader in rates on longer-term money market accounts and certificates of deposit. However, in 2005, the new management, in connection with the planned reductions in the levels of assets, offered lower deposit rates as it attempted to allow longer-term money market accounts and certificates of deposit to decrease, thereby shortening the duration of liabilities. While deposit rates were raised to be competitive in the market since late 2005, deposits have continued to decrease. Deposits were $585.6 million at December 31, 2007 compared to $596.5 million at December 31, 2006. We believe that branch expansion and our emphasis on building transaction accounts, both more fully described below, will increase deposits. However, the considerable competition for deposits in our market will also make it more difficult for us to obtain reasonably priced deposits. To the extent that our retail funding sources do not provide for adequate funding, we will rely more heavily on wholesale funding in addition to retail funds to leverage the balance sheet and accelerate growth.

Our mission is to become the leading relationship-based business and consumer bank in our market areas by delivering financial products and services tailored to our clients’ needs. We plan to continue our strategy of:

•	pursuing opportunities to increase commercial lending in our primary market area;

•	building profitable business and consumer relationships with an emphasis on growing transaction deposit accounts and deposit balances;

•	increasing income by expanding our product offerings and continuing to emphasize customer service; and

•	expanding our footprint and market presence through opening additional branch offices.

Pursuing opportunities to increase commercial lending in our primary market area

At December 31, 2007, $109.6 million, or 24.3%, of our loan portfolio consisted of multi-family and commercial real estate loans and commercial business loans.  We intend to emphasize these types of lending and in 2006 hired a highly experienced team of commercial lending and commercial credit and risk management professionals to accelerate this initiative. We may hire additional commercial lenders and cash management professionals in the future to increase this type of lending.  Loans secured by multi-family and commercial real estate and business assets are generally larger and involve a greater degree of risk than one-to four-family residential mortgage loans. Consequently, multi-family and commercial real estate and commercial business loans typically have higher yields, which increase our net interest margin and net interest spread. In addition, these loans are beneficial for interest rate risk management because they typically have shorter terms and adjustable interest rates. There are many multi-family and commercial real estate properties and commercial businesses located in our market area, and with the additional capital raised in the offering we may pursue the larger lending relationships associated with these opportunities, while continuing to originate any such loans in accordance with what we believe are our conservative underwriting guidelines.

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

Building profitable business and consumer relationships with an emphasis on growing transaction deposit accounts and deposit balances

We believe a solid banking relationship is best expressed in the form of the primary transaction account. For consumers, this is the household checking account from which they pay their bills. For businesses, it is one or more operating accounts and related cash management services. The primary transaction account is distinguished from other financial services in that it has no maturity or payoff. We intend to focus our resources on growing profitable business and consumer relationships built upon the primary transaction account. This is becoming increasingly difficult. More competitors recognize the value of the primary consumer and business transaction account and more automated payment links in the form of direct debits and direct deposits make it increasingly inconvenient to switch from one bank to another. Yet there remain opportunities to attract clients through exceptional service and convenience.

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

Increasing income by expanding our product offerings and continuing to emphasize customer service

We are striving to become a full-service financial services company offering our customers a broad range of loan and deposit products. On the lending side, we have a broad offering of commercial loan products, including unsecured lines of credit, letters of credit, commercial mortgage loans, revolving credit facilities and commercial construction loans. On the deposit side, we expanded our deposit products and services, including offering on-line bill payment and a suite of cash management products and custodial services.

Expanding our footprint and market presence through opening additional branch offices

In 2006, we opened a new office in Marmora, New Jersey.  In addition, we opened loan production offices (with deposit authority) in Exton and Media, Pennsylvania during 2006. The Exton loan production office was consolidated into our West Chester, Pennsylvania branch office when that office opened in September 2007.  Additionally, we are considering building a branch office on land we own in Absecon, New Jersey.  We also will consider expansion in and around our current market area in future years, whether through de novo branching or acquisition. However, we have not entered into any binding commitments regarding such expansion plans. The new branches have been, and are expected to continue to be, funded by cash generated by our business. Consequently, we do not expect to borrow funds for these expansion projects.

Critical Accounting Policies

We consider accounting policies involving significant judgments and assumptions by management that have, or could have, a material impact on the carrying value of certain assets or on income to be critical accounting policies. We consider the following to be our critical accounting policies: allowance for loan losses, deferred income taxes and other-than-temporary impairment of securities.

Allowance for Loan Losses. The allowance for loan losses is maintained at a level representing management’s best estimate of known and inherent losses in the loan portfolio, based on management’s evaluation of the portfolio’s collectibility. The allowance is established through the provision for loan losses, which is charged against income. Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment. Among the material estimates required to establish the allowance are: loss exposure at default; the amount and timing of future cash flows on impacted loans; value of collateral; and determination of loss factors to be applied to the various elements of the portfolio. All of these estimates are susceptible to significant change. Management reviews the level of the allowance on a quarterly basis and establishes the provision for loan losses based upon an evaluation of the portfolio, loss experience in particular segments of the portfolio, trends and absolute levels of classified and criticized loans, trends and absolute levels in delinquent loans, trends in risk ratings, trends in industry charge-offs by particular segments and changes in existing general economic and business conditions affecting our lending areas and the national economy.  Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation. In addition, the Office of Thrift Supervision, as an integral part of its examination process, periodically reviews our allowance for loan losses. Such agency may require us to recognize adjustments to the allowance based on its judgments about information available to it at the time of its examination. A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would negatively affect earnings. For additional discussion, see “—Risk Management—Analysis and Determination of the Allowance for Loan Losses” below and note 1 of the notes to the consolidated financial statements included in this annual report.

Deferred Income Taxes. We use the asset and liability method of accounting for income taxes as prescribed in Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. If current available information raises doubt as to the realization of the deferred tax assets, a valuation allowance is established. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We exercise significant judgment in evaluating the amount and timing of recognition of the resulting tax liabilities and assets. These judgments require us to make projections of future taxable income. The judgments and estimates we make in determining our deferred tax assets, which are inherently subjective, are reviewed on a continual basis as regulatory and business factors change. Any reduction in estimated future taxable income may require us to record a valuation allowance against our deferred tax assets. Specifically, the Company had a charitable contribution carryover of $1,422,000 as of December 31, 2007, resulting in a deferred tax asset of $483,000.  Utilization of this carryover is limited to 10% of taxable income on an annual basis. Such carryover will expire on December 31, 2011, if not utilized. If the Company is unable to generate sufficient taxable income to utilize this carryover it may require us to record a valuation allowance against this deferred tax asset.  Any valuation allowance would result in additional income tax expense in the period, which would negatively affect earnings.

Other-Than-Temporary Impairment of Securities. Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and FASB Staff Position FAS 115-1 and 124-1 “The Meaning of Other Than Temporary Impairment and Its Application to Certain Investments,” require companies to perform periodic reviews of individual securities in their investment portfolios to determine whether a decline in the value of a security is other than temporary. A review of other-than-temporary impairment requires companies to make certain judgments regarding the nature of the decline, its effect on the financial statements and the probability, extent and timing of a valuation recovery and the company’s intent and ability to hold the security. Pursuant to these requirements, we assess valuation declines to determine the extent to which such changes are attributable to (1) fundamental factors specific to the issuer, such as financial condition, business prospects or other factors, or (2) market-related factors, such as interest rates or equity market declines. If the decline in the market value of a security is determined to be other than temporary, we reduce the book value of such security to its current market value, recognizing the decline as a realized loss on the income statement.

Balance Sheet Analysis

Loans.  During 2007, we originated one-to four-family residential loans, multi-family and commercial real estate loans, construction loans, commercial loans and consumer loans.

The largest segment of our loan portfolio is one- to four-family residential loans. At December 31, 2007, these loans totaled $215.8 million, or 47.9% of total loans, compared to $209.5 million, or 58.3% of total loans, at December 31, 2006.  At December 31, 2005, these loans totaled $228.5 million, or 60.9% of total loans.  The increase of $6.3 million, or 3.0%, in 2007 was primarily a result of the Company’s decision to stop selling such loans beginning in the second quarter of 2007.  The decrease in 2006 reflected the sale of $20.9 million in longer-term fixed- rate one-to four-family residential loans in the secondary market, to manage interest rate risk.

Multi-family and commercial real estate loans and commercial business loans totaled $109.6 million and represented 24.3% of total loans at December 31, 2007 compared to $52.9 million, or 14.7% of total loans, at December 31, 2006. These loans totaled $33.1 million, or 8.8% of total loans, at December 31, 2005. The increases reflect the success of the new team of commercial lenders that were hired during 2006 and the opening of new offices in 2006 and 2007.  As a result of the new commercial lending team hired in 2006, the Bank expects to continue to increase these loan portfolios in the future.

Construction loans totaled $46.5 million, or 10.3% of total loans, at December 31, 2007 compared to $11.6 million, or 3.2% of total loans, at December 31, 2006.  These loans totaled $31.0 million, or 8.3% of total loans, at December 31, 2005.  The increase in 2007 reflects the hiring of a new team of acquisition, development and construction lenders during 2006.

Consumer loans totaled $78.7 million, or 17.5% of total loans, at December 31, 2007 compared to $85.1 million, or 23.8% of total loans, at December 31, 2006. These loans totaled $82.7 million, or 22.0% of total loans, at December 31, 2005. The decrease of $6.4 million during 2007 was primarily a result of the Bank reducing its promotional efforts surrounding consumer loans in 2007 to focus on its commercial loan portfolio.  Growth in 2006 was due to the promotion of a fixed-rate home equity loan product, offset by reductions in variable-rate home equity lines of credit.

The following table sets forth the composition of our loan portfolio at the dates indicated.

	At December 31,
	2007		2006		2005		2004		2003
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
One-to four-family	$215,817	47.9%	$209,463	58.3%	$228,476	60.9%	$250,015	50.1%	$262,753	62.7%
Multi-family and commercial	76,287	16.9	44,681	12.4	32,923	8.8	85,585	17.2	57,495	13.7
Construction	46,471	10.3	11,568	3.2	31,015	8.3	92,210	18.5	46,850	11.2
Total real estate loans	338,575	75.1	265,712	73.9	292,414	78.0	427,810	85.8	367,098	87.6
Consumer loans:
Home equity loans	68,431	15.2	73,456	20.5	65,003	17.3	49,154	9.9	36,065	8.6
Automobile	565	0.1	1,030	0.3	1,280	0.3	1,872	0.4	1,439	0.4
Home equity lines of credit	9,642	2.1	10,468	2.9	16,269	4.3	18,249	3.6	13,947	3.3
Other	106	0.1	148	0.1	188	0.1	1,305	0.3	438	0.1
Total consumer loans	78,744	17.5	85,102	23.8	82,740	22.0	70,580	14.2	51,889	12.4
Commercial	33,356	7.4	8,194	2.3	175	—	175	—	175	—
Total loans	450,675	100.0%	359,008	100.0%	375,329	100.0%	498,565	100.0%	419,162	100.0%
Less:
Deferred loan origination fees, net	(264)		(442)		(587)		(1,568)		(2,615)
Allowance for loan losses	(3,376)		(2,949)		(8,349)		(14,391)		(2,109)
Total loans, net	$447,035		$355,617		$366,393		$482,606		$414,438

Loan Maturity

The following tables set forth certain information at December 31, 2007 regarding scheduled contractual maturities during the periods indicated. The tables do not include any estimate of prepayments which significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below. Demand loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less. The amounts shown below exclude deferred loan fees.

	At December 31, 2007
	One- to Four- Family Loans	Multi-family and Commercial Real Estate Loans	Construction Loans	Consumer Loans	Commercial Loans	Total Loans
	(In thousands)
Amounts due in:
One year or less	$364	$10,395	$37,480	$1,052	$10,393	$59,684
More than one year to two years	480	300	8,991	1,425	207	11,403
More than two years to three years	164	180	—	4,195	936	5,475
More than three years to five years	1,519	30,526	—	7,842	10,215	50,102
More than five years to ten years	24,544	9,640	—	18,235	11,605	64,024
More than ten years to fifteenyears	63,448	8,992	—	33,210	—	105,650
More than fifteen years	125,298	16,254	—	12,785	—	154,337
Total	$215,817	$76,287	$46,471	$78,744	$33,356	$450,675

The following table sets forth the dollar amount of all scheduled maturities of loans at December 31, 2007 that are due after December 31, 2008 and have either fixed interest rates or adjustable interest rates. The amounts shown below exclude unearned interest on consumer loans and deferred loan fees.

	Fixed Rates	Floating or Adjustable Rates	Total
	(In thousands)
Real estate loans:
One- to four-family	$192,672	$22,781	$215,453
Multi-family and commercial	58,823	7,069	65,892
Construction	8,991	—	8,991
Consumer loans	68,193	9,499	77,692
Commercial loans	22,862	101	22,963
Total	$351,541	$39,450	$390,991

Securities. Our securities portfolio consists primarily of state and municipal securities, U.S. government agency bonds and mortgage-related securities. Securities increased $67.9 million, or 29.7%, in the year ended December 31, 2007 primarily as a result of the Bank purchasing $188.0 million in securities throughout the year.  Such purchases, which were part of our leverage strategy, were primarily comprised of purchases of mortgage-related securities totaling $91.7 million and purchases of state and political subdivisions totaling $81.1 million.  These purchases were offset by maturities, calls and principal repayments of $86.1 million and the sale of $36.3 million in available-for-sale securities during 2007.  In 2006, our securities decreased $101.0 million primarily due to maturities, calls and principal repayments of $145.5 million and the sale of a $17.2 million investment in a mutual fund, offset by purchases of $60.3 million. The 2006 purchases consisted of government agency bonds, mortgage-related securities and municipal bonds with an average duration of 3.25 years.  We recorded a $394,000 loss on the mutual fund during 2005 upon our determination that the mutual fund was other-than-temporarily impaired. We recorded an additional loss of $17,000 on the date of sale in March 2006.

The following table sets forth the amortized cost and fair values of our securities portfolio at the dates indicated. All of our securities were classified as available-for-sale at the dates indicated.

	At December 31,
	2007		2006		2005
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Obligations of U.S. government agencies	$10,000	$10,016	$42,344	$41,878	$99,602	$98,308
State and political subdivisions	81,019	81,143	24,126	24,219	18,863	18,808
Mortgage-related securities	204,362	205,145	159,369	158,320	189,698	187,721
Corporate debt securities	—	—	4,017	4,015	7,926	7,603
Mutual funds	—	—	—	—	17,064	17,064
Total	$295,381	$296,304	$229,856	$228,432	$333,153	$329,504

At December 31, 2007, obligations of U.S. government agencies include investments in debt of the FHLB and are not backed by the full faith and credit of the U.S. government.

At December 31, 2007, we had no investments in a single company or entity (other than state or U.S. Government-sponsored entity securities) that had an aggregate book value in excess of 10% of our equity at December 31, 2007.

At December 31, 2007, investments in state and political subdivisions included $60.0 million of Pennsylvania Higher Education Assistance auction rate bonds.  These bonds are subject to a new auction every 28 days, had a weighted average rate of 6.28% at December 31, 2007, have a 40 year life and a contractual maturity of 2046 and 2047.

The following table sets forth the stated maturities and weighted average yields of investment securities at December 31, 2007. Weighted average yields on tax-exempt securities are not presented on a tax equivalent basis, as the amount would be immaterial. Certain mortgage-related securities have adjustable interest rates and will reprice annually within the various maturity ranges. These repricing schedules are not reflected in the table below.

	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
	(Dollars in thousands)
Obligations of U.S. government agencies	$—		$—		$10,000	4.89%	$—		$10,000	4.89
State and political subdivisions	—		—		11,017	5.57	70,002	6.25%	81,019	6.16
Mortgage-related securities	11,162	3.94%	23,044	4.57%	9,185	4.67	160,971	5.55	204,362	5.31
Total	$11,162		$23,044		$30,202		$230,973		$295,381

Deposits.  Our primary source of funds is our deposit accounts, which are comprised of noninterest-bearing demand accounts, interest-bearing NOW accounts, money market accounts, savings accounts and certificates of deposit. These deposits are provided primarily by individuals and business within our market areas.  Deposits decreased $11.0 million, or 1.8%, for the year ended December 31, 2007 primarily as a result of decreases in NOW accounts of $11.4 million, savings accounts of $10.3 million and certificates of deposit of $12.1 million, offset by an increase in money market accounts of $20.8 million and noninterest-bearing demand accounts of $2.0 million.  The increase in money market accounts and the decrease in NOW accounts was a result of a successful promotion of the Bank’s money market tiered-rate product, which resulted in a certain level of NOW accounts being transferred to money market accounts.  The increase in noninterest-bearing demand accounts was a result of continued efforts to increase commercial deposit relationships.  The reduction in savings accounts and certificates of deposit were primarily a result of the highly competitive deposit market in which the Bank operates which, when combined with the flat yield curve for the majority of 2008, has created a difficult climate for gathering deposits in a cost effective manner.

During 2006, our deposits decreased by $85.8 million, or 12.6%, primarily as a result of decreases in NOW accounts, certificates of deposit and savings accounts.  In each case, the decrease was due to the high level of competition and the nature of the single-relationship we have with our depositors.  Additionally, the decrease in NOW accounts was also attributable to the decrease in construction loans.  We require that our construction loan borrowers maintain a compensating balance, in the form of a NOW account, with us.  As these loans were paid off or refinanced at other institutions the borrowers withdrew their compensating balance.

The following table sets forth the balances of our deposit products at the dates indicated.

	At December 31,
	2007	2006	2005
	(In thousands)

Noninterest-bearing demand accounts	$43,462	$41,429	$37,876
NOW accounts	39,299	50,717	87,072
Money market accounts	50,568	29,770	27,975
Savings accounts	54,019	64,338	80,098
Certificates of deposit	398,212	410,280	449,286
Total	$585,560	$596,534	$682,307

The following table indicates the amount of jumbo certificates of deposit by time remaining until maturity at December 31, 2007.  Jumbo certificates of deposit require minimum deposits of $100,000.  We did not have any brokered deposits as of December 31, 2007.

Maturity Period at December 31, 2007	Jumbo Certificates of Deposits
(In thousands)
Three months or less	$12,387
Over three through six months	12,155
Over six through twelve months	15,237
Over twelve months	37,485
Total	$77,264

The following table sets forth the time deposits classified by rates at the dates indicated.

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

0.00 — 1.00%	$—	$—	$—
1.01 — 2.00%	—	—	77
2.01 — 3.00%	136	8,028	144,197
3.01 — 4.00%	83,262	160,416	210,739
4.01 — 5.00%	235,086	176,206	57,573
5.01 — 6.00%	62,478	45,852	16,332
6.01 — greater	17,250	19,778	20,368
Total	$398,212	$410,280	$449,286

The following table sets forth the amount and maturities of time deposits classified by rates at December 31, 2007.

	Amount Due
	Less Than One Year	More Than One Year to Two Years	More Than Two Years to Three Years	More Than Three Years	Total	Percent of Total Time Deposit Accounts
	(Dollars in thousands)
0.00 — 1.00%	$—	$—	$—	$—	$—	—%
1.01 — 2.00%	—	—	—	—	—	—
2.01 — 3.00%	61	—	—	75	136	—
3.01 — 4.00%	54,356	19,736	5,943	3,227	83,262	20.9
4.01 — 5.00%	166,207	46,458	6,699	15,722	235,086	59.1
5.01 — 6.00%	22,548	14,054	6,931	18,945	62,478	15.7
6.01 — greater	847	5,339	11,064	—	17,250	4.3
Total	$244,019	$85,587	$30,637	$37,969	$398,212	100.0%

The following table sets forth time deposit activity for the periods indicated.

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

Beginning balance	$410,280	$449,286	$506,783
Decrease before interest credited	(30,172)	(55,740)	(73,870)
Interest credited	18,104	16,734	16,373
Net decrease in time deposits	(12,068)	(39,006)	(57,497)
Ending balance	$398,212	$410,280	$449,286

Borrowings.  We utilize borrowings from the Federal Home Loan Bank of Pittsburgh and one other large commercial bank to supplement our supply of funds for loans and investments. The $30.0 million of Federal Home Loan Bank advances outstanding at December 31, 2006 and 2005 were borrowed in 2001.  During the fourth quarter of 2007, as the yield curve steepened, we implemented a $50.0 million leverage strategy, which was funded by $30.0 million in Federal Home Loan Bank advances and $20.0 million of collateralized borrowings from a large commercial bank.   Finally, we borrowed an additional $20.0 million from the FHLB during the fourth quarter of 2007 to take advantage of the decrease in cost of funds in the wholesale funding market.

	Year Ended December 31,
	2007	2006	2005
	(Dollars in thousands)

Maximum amount of advances outstanding at any month end during the period	$100,000	$30,000	$30,000
Average advances outstanding during the period	36,644	30,000	30,000
Weighted average interest rate during the period	4.64%	4.88%	4.88%
Balance outstanding at end of period	$100,000	$30,000	$30,000
Weighted average interest rate at end of period	3.87%	4.88%	4.88%

Results of Operations for the Years Ended December 31, 2007, 2006 and 2005

Overview.

	Years Ended December 31,
	2007	2006	2005
	(Dollars in thousands)

Net income	$1,930	$3,634	$5,960
Return on average assets	0.26%	0.49%	0.71%
Return on average equity	1.54	4.59	9.50
Average equity to average assets	16.66	10.58	7.44

2007 vs. 2006.  Net income decreased $1.7 million for 2007 compared to 2006.  The 2007 results included a gain on the sale of the Bank’s operations center of $577,000, net of taxes. The 2006 earnings included a credit to the provision for loan losses of $5.4 million and a $1.5 million contribution to the Fox Chase Bank Charitable Foundation.  These two items, net of taxes, increased earnings by approximately $2.6 million during 2006.

2006 vs. 2005.  Net income decreased $2.3 million for 2006 compared to 2005 primarily due to an increase in noninterest expense of $4.7 million, primarily driven by a $1.8 million increase in salaries, benefits and other compensation as well as a $1.5 million contribution to the Fox Chase Charitable Foundation, offset by an increase in noninterest income and decrease in income tax expense.

Net Interest Income.

2007 vs. 2006.  Net interest income increased $2.1 million, or 12.5%, for 2007.  The net interest margin was 2.60% for 2007 compared to 2.33% for 2006.  The improvements in net interest income and the net interest margin in 2007 reflect the Bank’s increase in higher-yielding commercial, commercial real estate and construction loans funded with the proceeds from liquidating lower-yielding securities, an increase in the volume of loans and interest-earning demand deposits generated by the proceeds received in the Company’s initial public offering and an increase in noninterest-bearing deposits.  Offsetting these improvements were higher costs associated with retail certificates of deposit and money market accounts during 2007 due primarily to strong retail deposit pricing competition.

Total interest income increased $3.9 million, or 10.4%, to $41.1 million for 2007, due to a $3.6 million increase in interest and fees on loans, an increase of $1.6 million in other interest income, offset by a decrease of $1.4 million in interest and dividend income on investment securities.

Total interest expense increased $1.8 million, or 8.8%, to $22.3 million for 2007, due primarily to a $1.6 million increase in interest expense on deposits.  The increased deposits expense was due to an increase in the average rate paid on deposits of 60 basis points, resulting in a $2.9 million increase in interest expense, offset by a reduction of interest expense on deposits of $1.4 million due to a $52.9 million decrease in the average balance of deposits.  Interest expense on Federal Home Loan Bank advances increased $157,000 as a result of the additional advances associated with the Company’s $50.0 million leverage strategy executed in the fourth quarter of 2007.

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

                Average Balances and Yields.  The following table presents information regarding average balances of assets and liabilities, the total dollar amounts of interest income and dividends from average interest-earning assets, the total dollar amounts of interest expense on average interest-bearing liabilities, and the resulting annualized average yields and costs.  The yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented.  For purposes of this table, average balances have been calculated using month-end balances, and nonaccrual loans are included in average balances.  Management does not believe that the use of month-end balances instead of daily average balances has caused any material differences in the information presented.  Loan fees are included in interest income on loans and are insignificant.  Yields are not presented on a tax-equivalent basis.  Any adjustments necessary to present yields on a tax-equivalent basis are insignificant.

	Years Ended December 31,
	2007			2006			2005
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)

Assets:
Interest-earning assets:
Interest-earning demand deposits	$81,864	$4,167	5.09%	$49,182	$2,573	5.23%	$43,973	$1,549	3.53%
Money market funds	806	40	4.96	—	—	—	—	—	—
Mortgage-related securities	147,978	7,329	4.95	184,558	8,035	4.35	183,931	5,641	3.07
Taxable securities	61,530	3,236	5.26	100,271	3,893	3.88	120,732	3,935	3.26
Nontaxable securities	24,023	924	3.85	23,427	934	3.99	20,298	754	3.71
Loans:
Residential loans	208,828	11,791	5.65	218,397	12,134	5.56	255,958	14,781	5.77
Commercial loans	113,822	8,800	7.63	56,863	4,808	8.34	121,208	6,860	5.58
Consumer loans	81,467	4,770	5.86	84,704	4,800	5.67	78,545	4,081	5.20
Total loans	404,117	25,361	6.25	359,964	21,742	6.04	455,711	25,722	5.64
Allowance for loan losses	(3,056)	—	—	(7,057)	—	—	(13,849)	—	—
Net loans	401,061	25,361	—	352,907	21,742	—	441,862	25,722	—
Total interest-earning assets	717,262	41,057	5.68	710,345	37,177	5.17	810,796	37,601	4.56

Noninterest-earning assets	36,172			37,461			30,765
Total assets	$753,434			$747,806			$841,561

Liabilities and equity:
Interest-bearing liabilities:
NOW and money market deposit accounts	$81,943	1,997	2.44	$90,129	1,683	1.87	$137,370	2,091	1.52
Savings accounts	59,160	424	0.72	75,212	557	0.74	88,501	748	0.85
Certificates of deposit	402,120	18,105	4.50	430,736	16,734	3.88	487,401	16,373	3.36
Total interest-bearing deposits	543,223	20,526	3.78	596,077	18,974	3.18	713,272	19,212	2.69

FHLB advances	34,422	1,642	4.70	30,000	1,485	4.88	30,000	1,485	4.88
Other borrowed funds	2,222	82	3.62	—	—	—	—	—	—
Total borrowings	36,644	1,724	4.64	30,000	1,845	4.88	30,000	1,485	4.88

Total interest-bearing liabilities	579,867	22,250	3.83	626,077	20,459	3.27	743,272	20,697	2.78

Noninterest-bearing deposits	43,036			36,245			33,054
Other noninterest-bearing liabilities	4,983			6,342			2,507
Total liabilities	627,886			668,664			778,833

Retained earnings	126,257			80,183			64,565
Accumulated comprehensive loss	(709)			(1,041)			(1,837)
Total equity	$125,548			$79,142			$62,728

Total liabilities and equity	$753,434			$747,806			$841,561
Net interest income		$18,807			$16,718			$16,904
Interest rate spread			1.85%			1.90%			1.78%
Net interest margin			2.60%			2.33%			2.05%
Average interest-earning assets to average interest-bearing liabilities			123.69%			113.46%			109.08%

Rate/Volume Analysis.  The following table sets forth the effects of changing rates and volumes on our net interest income.  The rate column shows the effects attributable to changes in rate (changes in rate multiplied by current volume).  The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate).  The net column represents the sum of the prior columns.  For purposes of this table, changes attributable to changes in both rate and volume that cannot be segregated have been allocated proportionally based on the changes due to rate and the changes due to volume.

	Year Ended December 31, 2007 Compared to Year Ended December 31, 2006			Year Ended December 31, 2006 Compared to Year Ended December 31, 2005
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Rate	Volume	Net	Rate	Volume	Net
	(In Thousands)
Interest and dividend income:
Interest-earning demand deposits	$(116)	$1,710	$1,594	$839	$185	$1,024
Loans:
Residential loans	189	(532)	(343)	(478)	(2,169)	(2,647)
Commercial loans	(824)	4,816	3,992	1,589	(3,642)	(2,053)
Consumer loans	153	(183)	(30)	400	320	720
Total loans	(482)	4,101	3,619	1,511	(5,491)	(3,980)
Money market funds	—	40	40	—	—	—
Mortgage-related securities	887	(1,593)	(706)	2,375	19	2,394
Taxable securities	856	(1,513)	(657)	625	(667)	(42)
Nontaxable securities	(34)	24	(10)	64	116	180
Total interest-earning assets	1,111	2,769	3,880	5,414	(5,838)	(424)

Interest expense:
NOW and money market deposits	467	(153)	314	311	(719)	(408)
Savings accounts	(14)	(119)	(133)	(78)	(112)	(191)
Certificates of deposit	2,482	(1,111)	1,371	2,264	(1,904)	361
Total interest-bearing deposits	2,935	(1,383)	1,552	2,497	(2,735)	(238)

FHLB advances	(62)	219	157	—	—	—
Other borrowed funds	—	82	82	—	—	—
Total interest-bearing liabilities	2,873	(1,082)	1,791	2,497	(2,735)	(238)
Net change in interest income	$(1,762)	$3,851	$2,089	$2,917	$(3,103)	$(186)

Provision for Loan Losses.

2007 vs. 2006.  The Company recorded a provision for loan losses of $425,000 in 2007 compared to a credit to the provision for loan losses of $5.4 million in 2006.  The provision for loan losses reflects continued growth in the loan portfolio during 2007 and a shift in the mix of the loan portfolio to more commercial-type loans, which typically have higher levels of risk, offset by decreases in nonperforming and classified assets and the absence of any net charge-offs in 2007.

2006 vs. 2005.  We had a credit to the provision for loan losses of $5.4 million in 2006 compared to a credit of $6.0 million in 2005.  The 2006 credit to the provision reflected: (1) continued reductions in the levels of criticized and classified loans from $34.7 million at December 31, 2005 to $5.0 million at December 31, 2006 which included the collection of one of the Bank’s significant nonperforming loans totaling $2.5 million; (2) the absence of any material charge-offs in 2006; and (3) a $16.3 million, or 4.3%, decrease in the size of the loan portfolio, including a $19.4 million, or 62.7%, decrease in the construction portfolio, which carries higher risk of default than one-to four family residential real estate loans.

An analysis of the changes in the allowance for loan losses is presented under “—Risk Management—Analysis and Determination of the Allowance for Loan Losses.”

Noninterest Income.  The following table shows the components of noninterest income for the years ended 2007, 2006 and 2005.

	Years Ended December 31,			% Change	% Change
	2007	2006	2005	2007/2006	2006/2005
	(In thousands)

Service charges and other fee income	$842	$1,138	$882	(26.0)%	29.0%
Net gain (loss) on sale of:
Securities available for sale	169	(17)	(809)	1,094.1	97.9
Loans	78	199	567	(60.8)	(64.9)
Assets acquired through foreclosure	—	85	6	(100.0)	1,316.7
Premises and equipment	970	(59)	(161)	1,744.1	63.4
Income on bank-owned life insurance	438	427	448	2.6	(4.7)
Other	199	300	281	33.7	6.8
Total	$2,696	$2,073	$1,214	30.1%	70.8%

2007 vs. 2006.   Noninterest income increased $623,000 for 2007.  The increase for the twelve months ended December 2007 was primarily due to an $875,000 gain on sale of the Bank’s operations center in the second quarter of 2007 and a $97,000 gain on sale of land during the fourth quarter of 2007. The Company also recorded gains on the sale of investment securities of $169,000 in 2007 compared to a loss on the sale of investment securities of $17,000 for 2006.  Gains on sales of loans decreased by $121,000 in 2007, primarily as a result of the Company’s decision to stop selling such loans beginning in the second quarter of 2007.  These gains were offset by a reduction in service charges and other fee income of $296,000 between comparable twelve-month periods as 2006 included a significant level of past due loan fees from nonperforming loans were collected during that year.

                2006 vs. 2005.   Noninterest income increased primarily due to a $917,000 loss on sale and impairment of securities that was recorded in 2005 reflecting the sale of lower-yielding adjustable-rate perpetual preferred stock of Freddie Mac in an effort to reposition the securities portfolio towards higher-yielding investments.  The impairment loss in 2005 was the result of the determination by management that an investment in a mutual fund was other than temporarily impaired.  This mutual fund investment was sold in March 2006.  An additional loss of $17,000 was recorded at the sale date.  Also, service charges and other fee income increased due to increased loan servicing fee income associated with a significant level of past due loan fees from nonperforming loans that were collected during 2006 as compared to 2005.  These increases were offset by decreases in the gain on the sale of mortgage-related securities and the gain on sale of loans.  The decrease in the gain on the sale of loans was due to approximately $24.9 million loans being sold in the year ended December 31, 2006 compared to approximately $83.3 million loans being sold in 2005.

                Noninterest Expense.  The following table shows the components of noninterest expense and the percentage changes for the years ended 2007, 2006 and 2005.

	Years Ended December 31,			% Change	% Change
	2007	2006	2005	2007/2006	2006/2005
	(In thousands)

Salaries, benefits and other compensation	$9,949	$9,194	$7,442	8.2%	23.5%
Occupancy expense	1,828	1,496	1,812	22.2	(17.4)
Furniture and equipment expense	940	1,060	826	(11.3)	28.3
Data processing costs	1,537	1,514	1,452	1.5	4.3
Professional fees	1,846	1,781	1,127	3.6	58.0
Marketing expense	645	621	373	3.9	66.5
FDIC premiums	84	796	765	89.4	4.1
Contribution to charitable foundation	—	1,500	—	(100.0)	100.0
Other	1,859	1,905	1,411	(2.4)	35.0
Total	$18,688	$19,867	$15,208	(5.9)%	30.6%

                2007 vs. 2006.  In 2007, noninterest expense decreased $1.2 million, or 5.9%.  Salaries and benefit costs increased $755,000, primarily as a result of (1) a full year of expense associated with the hiring of a team of experienced commercial lenders and commercial credit staff in the spring of 2006, (2) four months of expenses, or $271,000, associated with the awards granted under the Company’s 2007 Equity Incentive Plan and (3) personnel expense associated with the Bank opening its eleventh full-service branch in West Chester, Pennsylvania in September 2007.  Occupancy expense increased $332,000 during the twelve months ended December 31, 2007, primarily as a result of the Company moving its operations center to a new location in the second quarter of 2007 and the opening of the Bank’s West Chester branch.  Furniture and equipment expense decreased $120,000 primarily a result of an increase in 2006 expense associated with adjustments made to certain assets useful lives. Professional fees increased by $65,000 primarily as a result of incremental costs associated with our first year implementation of Sarbanes-Oxley controls and procedures, partially offset by lower legal costs associated with strategic initiatives performed in 2006. The remainder of the decrease in noninterest expense for the year was attributable to the $1.5 million contribution to the Fox Chase Bank Charitable Foundation in the third quarter of 2006 and a decrease of $712,000 in FDIC insurance premiums due to the lifting of the Bank’s Cease and Desist order by the Office of Thrift Supervision on June 28, 2006.

                2006 vs. 2005.  In 2006, noninterest expense increased due to a $1.5 million contribution to the Fox Chase Charitable Foundation, which was established and funded in connection with the Bank’s mutual holding company reorganization. The increase was also due to increases in salaries, benefits and other compensation, furniture and equipment expense, professional fees, marketing expenses and other operating expenses. The increased salaries, benefits and other compensation reflected the hiring of nineteen commercial lending and commercial credit and risk management professionals since 2005 and the additional staff hired in connection with the opening of our Marmora branch office in March 2006. The Company also recorded compensation expense of $512,000 in the fourth quarter of 2006 related to the first year’s allocation from the Fox Chase Bank Employee Stock Ownership Plan.  Furniture and equipment expenses increased $234,000 due to an increase in depreciation related expense for certain assets whose depreciable lives were corrected in 2006, and to a lesser extent due to the opening of the new Marmora branch office and two new loan production offices.  Professional fees increased $654,000 due to the hiring of consulting firms to assist with the implementation of internal policies and procedures related to the Sarbanes-Oxley Act as well as fees related to various strategic considerations.   Other expenses for 2006 also included an adjustment of $232,000 related to errors in prior periods in the procedures for closing and reconciling transactions in our automated teller machine system.  Such errors were discovered in 2006 and an analysis of the materiality of this adjustment, along with the depreciation adjustment, was completed and management concluded that these items were not material to any of the historical periods presented herein.

                Income Taxes.

                2007 vs. 2006. Income tax expense for 2007 was $460,000 compared to $684,000 for 2006. The decrease in 2007 was primarily due to a $1.9 million decrease in pre-tax income.  The effective tax rate for 2007 and 2006 was 19.2% and 15.8%, respectively.   The effective tax rate in 2007 was lower then the statutory federal tax rate of 34.0% primarily due to the Company having tax-exempt interest income of $924,000 and tax-exempt bank-owned life insurance income of $438,000.  The twelve-month period ended December 31, 2006 included the Company reversing a valuation allowance of $312,000 that it had established in prior periods for possible non-realizable deferred tax asset benefits associated with certain capital loss carryforwards.

2006 vs. 2005.  Income tax expense for 2006 was $684,000 compared to $3.0 million for 2005.  The decrease in 2006 was primarily due to a $4.6 million decrease in pre-tax net income.  The effective tax rate for 2006 and 2005 was 15.8% and 33.3%, respectively.  The effective tax rate in 2006 was lower than the statutory federal tax rate of 34.0% primarily due to (1) the Company having tax-exempt interest income of $934,000 and bank owned life insurance income of $427,000 and (2) the Company reversing a valuation allowance of $312,000 it had established in 2005 for possible non-realizable deferred tax asset benefits associated with certain capital loss carryforwards.  The Bank entered into an agreement to sell one of its office facilities in the fourth quarter of 2006, which was consummated during the second quarter of 2007, and resulted in sufficient capital gain income to utilize such capital loss carryforwards.

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

                Analysis of Nonperforming and Classified Assets.  We consider repossessed assets and loans that are 90 days or more past due to be nonperforming assets. Loans are generally placed on nonaccrual status when they become 90 days delinquent at which time the accrual of interest ceases and any previously recorded interest is reversed and recorded as a reduction of loan interest and fee income. Typically, payments received on a nonaccrual loan are applied to the outstanding principal and interest as determined at the time of collection of the loan.

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

	At December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands)

Nonaccrual loans:
One- to four-family	$155	$284	$548	$1,442	$1,324
Multi-family and commercial real estate	105	—	2,972	—	—
Total	260	284	3,520	1,442	1,324

Accruing loans past due 90 days or more:
One- to four-family	559	—	—	—	—
Multi-family and commercial real estate	—	2,941	1,574	—	—
Total	559	2,941	1,574	—	—
Total of nonaccrual loans and accruing loans 90 days or more past due	$819	$3,225	$5,094	$1,442	$1,324

Real estate owned	—	—	107	—	—
Total nonperforming assets	$819	$3,225	$5,201	$1,442	$1,324

Total nonperforming loans and accruing loans past due 90 days or more to total loans	0.18%	0.90%	1.36%	0.29%	0.32%
Total nonperforming loans to total assets	0.10	0.43	0.65	0.16	0.16
Total nonperforming assets to total assets	0.10	0.43	0.67	0.16	0.16

At December 31, 2007, accruing loans past due 90 days or more consisted of a $505,000 residential mortgage loan and a $54,000 home equity loan to one borrower.  The loans are secured by a residential property in the southern New Jersey shore area.

At December 31, 2006, accruing loans past due 90 days or more consisted of one multi-family and commercial real estate loan that was past its contractual maturity.  The loan was secured by a beachfront undeveloped parcel of land in the southern New Jersey shore area.  The loan was paid off during the fourth quarter of 2007.

                Interest income that would have been recorded for the year ended December 31, 2007 had nonaccruing loans been current according to their original terms was approximately $13,000.  Interest income recorded for the year ended December 31, 2007 was $9,000.

                Federal regulations require us to review and classify our assets on a regular basis. In addition, the Office of Thrift Supervision has the authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: substandard, doubtful and loss. “Substandard assets” must have one or more defined weaknesses and are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. “Doubtful assets” have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified “loss” is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. The regulations also provide for a “special mention” category, described as assets which do not currently expose us to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving our close attention.  When we classify a loan as substandard or doubtful, we generally establish a specific allowance for loan losses for that loan.  If we classify an asset as loss, we allocate an amount equal to 100% of the portion of the asset classified loss.

                The following table shows the aggregate amounts of our criticized and classified assets at the dates indicated.

	At December 31,
	2007	2006	2005
	(In thousands)

Special mention assets	$1,648	$3,225	$19,529
Substandard assets	559	5,764	17,610
Doubtful assets	—	—	3,720
Total criticized and classified assets	$2,207	$8,989	$40,859

The decreases in classified assets in 2007 relates to successful liquidation, without any loss, of the $5.8 million of assets classified as substandard at December 31, 2006. Additionally, an asset classified as special mention at December 31, 2006 in the amount of $2.9 million paid off during 2007.

At December 31, 2007, the Bank had two loans classified as substandard, one residential mortgage totaling $505,000 combined with a $54,000 home equity loan, both to one borrower, which the Bank recorded a specific reserve of $109,000 at December 31, 2007.  Special mention assets included $1.1 million of commercial real estate loans, $500,000 of residential mortgage loans and one $44,000 home equity loan.  The commercial real estate loans represent two separate borrowing relationships which the Bank believes the borrowers have adequate collateral to pay the loans upon liquidation. The residential mortgage loans are to four different borrowers. The Bank believes the borrowers have adequate collateral to pay the loans upon liquidation.

At December 31, 2006, substandard assets included two residential loans to the same borrower totaling $1.7 million and two sub-investment grade corporate bonds totaling $4.0 million which matured in January and February 2007.  The substandard loans consisted of two residential loans, the larger of which is financing on a four-unit apartment that the borrower is seeking to convert to separate condominium units and sell.  The borrower was current on all amounts due at December 31, 2006, but did not have sufficient liquidity to pay the loan if the units were not sold within a short timeframe.   Special mention assets included one loan totaling $2.9 million, which was secured by a beachfront undeveloped parcel of land in the southern New Jersey shore area.  The loan was paid off during the fourth quarter of 2007.

                The decreases in classified assets in 2006 reflected increased collection efforts as well as the Bank requiring certain high-risk construction loans in our New Jersey market area to be rescinded or refinanced with other financial institutions.  During 2006, the Bank collected all of its significant nonperforming commercial and construction loans by establishing workout strategies that allowed the borrowers sufficient time to resolve their business difficulties and/or sell the collateral and repay the Bank.  The decrease in classified assets also included the maturity of $2.1 million of sub-investment grade corporate bonds during 2006.  Additionally, certain borrowers were removed from classified status due to improvements in documentation on their loans or in the credit profile of the borrower.

                Other than as disclosed in the above tables, there are no other loans at December 31, 2007 that management has serious doubts about the ability of the borrowers to comply with the present loan repayment terms.

                Delinquencies.  The following table provides information about delinquencies in our loan portfolio at the dates indicated.

	At December 31,
	2007		2006		2005
	30-59 Days Past Due	60-89 Days Past Due	30-59 Days Past Due	60-89 Days Past Due	30-59 Days Past Due	60-89 Days Past Due
	(In thousands)
Commercial:
Multi-family and commercial real estate	$953	$146	$—	$—	$—	$—
Residential real estate:
One- to four-family	231	15	191	—	—	—
Construction	—	—	—	—	—	1,653
Consumer:
Home equity loans and lines of credit	—	53	23	24	—	21
Automobile	—	2	—	—	—	2
Total	$1,184	$216	$214	$24	$—	$1,676

                The increase in delinquent loans is primarily due to two commercial real estate loans which total $953,000 which are either in the process of collection or the Bank believes the borrowers have adequate collateral to pay the loans.

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

                General Valuation Allowance on the Remainder of the Loan Portfolio.  We establish a general allowance for loans that are not classified to recognize the inherent losses associated with lending activities. This general valuation allowance is determined by segregating the loans by loan category and assigning percentages to each category. The percentages are adjusted for significant factors that, in management’s judgment, affect the collectibility of the portfolio as of the evaluation date. These significant factors may include loss experience in particular segments of the portfolio, trends and absolute levels of classified and criticized loans, trends and absolute levels in delinquent loans, trends in risk ratings, trends in industry charge-offs by particular segments and changes in existing general economic and business conditions affecting our lending areas and the national economy.  These loss factors are subject to ongoing evaluation to ensure their relevance in the current economic environment. We perform this systematic analysis of the allowance on a quarterly basis.

                We also identify loans that may need to be charged off as a loss by reviewing all delinquent loans, classified and criticized loans and other loans that management may have concerns about collectibility.  For individually reviewed loans, the borrower’s inability to make payments under the terms of the loan or a shortfall in collateral value could result in an increase in the allowance for loan losses.

At December 31, 2007 our allowance for loan losses represented 0.75% of total loans and 412.2% of nonperforming loans.  At December 31, 2007 the allowance for loan losses was $3.4 million, of which $109,000 was specific reserves for identified loans and $3.3 million was a general valuation allowance for the loan portfolio.  The allowance for loan losses at December 31, 2007 represents application of loan loss policies, which comply with U.S. generally accepted accounting principles and all regulatory guidance.  The allowance for loan losses is impacted by the previously discussed levels of specific and general required valuation allowances.  As such reserve levels change, management will increase or decrease the allowance for loan losses as required to maintain adequate levels of reserves for losses inherent in its loan portfolio.

                At December 31, 2006 our allowance for loan losses represented 0.82% of total loans and 91.4% of nonperforming loans.  At December 31, 2006, the allowance for loan losses was $2.9 million, all of which was a general valuation allowance for the loan portfolio.  The allowance for loan losses at December 31, 2006 reflects the separate review of the loan portfolio, the classification of assets and assistance with establishing proper risk-weighting of loans by independent loan review consultant during 2006.

                The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.  The attribution in the table of all of the allowance for loan losses to one-to four-family real estate loans before 2005 reflects former management’s:  (1) decision to evaluate loan losses for home equity loans and lines of credit in the same manner as one-to four-family loans because they were all collateralized by residential real estate; and (2) failure to adopt a risk rating system and update its allowance for loan losses analysis to account for the increase in multi-family and commercial real estate and construction loans that were originated in 2003 and 2004.  See “—Analysis and Determination of the Allowance for Loan Losses — Historical Practice.”

	At December 31,
	2007		2006		2005		2004		2003
	Amount	% of Loans in Category to Total Loans	Amount	% of Loans in Category to Total Loans	Amount	% of Loans in Category to Total Loans	Amount	% of Loans in Category to Total Loans	Amount	% of Loans in Category to Total Loans
	(Dollars in Thousands)
Real estate loans:
One- to four-family	$405	47.9%	$798	58.3%	$607	60.9%	$14,391	50.1%	$2,109	62.7%
Multi-family and commercial	1,245	16.9	784	12.4	2,544	8.8	—	17.2	—	13.7
Construction	872	10.3	318	3.2	4,640	8.3	—	18.5	—	11.2
Consumer loans:
Home equity loans	329	15.2	257	20.5	316	17.3	—	9.9	—	8.6
Automobile	18	0.1	37	0.3	46	0.3	—	0.4	—	0.4
Lines of credit	5	2.1	38	2.9	—	4.3	—	3.6	—	3.3
Other	11	0.1	3	0.1	—	0.1	—	0.3	—	0.1
Commercial	486	7.4	446	2.3	18	—	—	—	—	—
Unallocated	5	—	268	—	178	—	—	—	—	—
Total allowance for loan losses	$3,376	100.0%	$2,949	100.0%	$8,349	100.0%	$14,391	100.0%	$2,109	100.0%

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

Analysis of Loan Loss Experience.  The following table sets forth an analysis of the allowance for loan losses for the periods indicated.

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands)

Allowance at beginning of period	$2,949	$8,349	$14,391	$2,109	$2,082
Charge-offs:
Consumer	2	8	17	—	3
Total charge-offs	2	8	17	—	3

Recoveries	4	2	—	—	—
Net charge offs (recoveries)	(2)	6	17	—	3
Provision (credit) for loan losses	425	(5,394)	(6,025)	12,282	30
Allowance at end of period	$3,376	$2,949	$8,349	$14,391	$2,109

Allowance for loan losses to nonperforming loans and troubled debt restructurings	412.2%	91.4%	163.9%	998.0%	159.3%
Allowance for loan losses to total loans at the end of the period	0.75	0.82	2.22	2.89	0.50
Net charge-offs (recoveries) to average loans outstanding during the period	—	—	—	—	—

Interest Rate Risk Management.  We manage the interest rate sensitivity of our interest-bearing liabilities and interest-earning assets in an effort to minimize the adverse effects of changes in the interest rate environment. Deposit accounts typically react more quickly to changes in market interest rates than mortgage loans because of the shorter maturities of deposits. As a result, sharp increases in interest rates may adversely affect our earnings while decreases in interest rates may beneficially affect our earnings. To reduce the potential volatility of our earnings, we have sought to improve the match between asset and liability maturities and rates, while maintaining an acceptable interest rate spread. Our strategy for managing interest rate risk generally involves emphasizing the origination of shorter-term adjustable-rate loans, which we maintain in our portfolio, and investing in securities with that have adjustable-rates or shorter terms. We currently do not participate in systemic hedging programs, interest rate swaps or other activities involving the use of derivative financial instruments, except that as of December 31, 2007, the Bank had one interest rate swap in the notional amount of $1.2 million to hedge a 15-year fixed rate loan which was earning interest at 7.43%.  The Bank is receiving a variable rate payment of three-month LIBOR plus 2.24% and will pay fixed rate payments of 7.43%. The swap matures in April 2022 and had a market value loss position of $60,000 at December 31, 2007.

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

Net Portfolio Value Analysis.  We use a net portfolio value analysis prepared by the Office of Thrift Supervision and an internally prepared model to review our level of interest rate risk.  Such analyses measure interest rate risk by computing changes in net portfolio value of our cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. Net portfolio value represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. These analyses assess the risk of loss in market risk-sensitive instruments in the event of a sudden and sustained 100 to 300 basis point increase or 100 and 200 basis point decrease in market interest rates with no effect given to any steps that we might take to counter the effect of that interest rate movement. Because of the low level of market interest rates, these analyses are not performed for decreases of more than 200 basis points.  The internal model differs from that prepared by the Office of Thrift Supervision as it assumes:  (1) slower prepayments for fixed-rate one- to four-family loans; and (2) a longer duration for transaction accounts.  Notwithstanding the different assumptions, the two models do not produce materially different results.

The following table, which is based on information that we provide to the Office of Thrift Supervision, presents the change in our net portfolio value at December 31, 2007 that would occur in the event of an immediate change in interest rates based on Office of Thrift Supervision assumptions, with no effect given to any steps that we might take to counteract that change.

Basis Point (“bp”)	Net Portfolio Value			Net Portfolio Value as % of Portfolio Value of Assets
Change in Rates	Amount	Change	% Change	NPV Ratio	Change (bp)
	(Dollars in thousands)

300	$86,100	(25,532)	(23)%	11.86%	(278)
200	95,704	(15,927)	(14)	12.96	(168)
100	104,081	(7,551)	(7)	13.86	(77)
0	111,631			14.63
(100)	115,203	3,572	3	14.93	30
(200)	115,555	3,924	4	14.87	23

The decrease in our net portfolio value shown in the preceding table that would occur upon an increase in prevailing market interest rates and the increase in our net portfolio value that would occur upon a decrease in market rates reflects: (1) that a substantial portion of our loan portfolio is fixed-rate residential loans; and (2) the shorter duration of deposits, which reprice more frequently in response to changes in market interest rates.

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

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. Cash and cash equivalents totaled $31.3 million at December 31, 2007. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $296.3 million at December 31, 2007.  In addition, at December 31, 2007, we had the ability to borrow a total of approximately $435.9 million from the Federal Home Loan Bank of Pittsburgh, of which we had $80.0 million outstanding.

At December 31, 2007, we had $89.8 million in loan commitments outstanding which consisted of $1.7 million of mortgage loan commitments, $22.8 million in home equity and consumer commitments, $63.8 million in commercial commitments and $1.5 million standby letters of credit.  Certificates of deposit due within one year of December 31, 2007 totaled $244.0 million, representing 61.3% of certificates of deposit at December 31, 2007.  We believe the large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods in the current low interest rate environment. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2007. We believe, however, based on past experience, that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

The following table presents certain of our contractual obligations as of December 31, 2007.

	Payments Due by Period
Contractual Obligations	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
	(Dollars in thousands)

Operating lease obligations (1)	$2,192	$494	$963	$735	$—
FHLB advances and other borrowings (2)	127,460	3,939	7,859	35,861	79,801
Other long-term obligations (3)	3,481	1,910	1,571	—	—
Total	$133,133	$6,343	$10,393	$36,596	$79,801

(1)          Represents lease obligations for operations center, one commercial loan production office and equipment.

(2)          Includes principal and projected interest payments.

(3)          Represents obligations to the Company’s third party data processing providers and other vendors.

Our primary investing activities are the origination and sale of loans and the purchase and sale of securities. Our primary financing activities consist of activity in deposit accounts, borrowed funds and in 2006 the issuance of common stock. Deposit flows are affected by the overall levels of interest rates, the interest rates and products offered by us and our local competitors and other factors. We generally manage the pricing of our deposits to be competitive and to increase core deposit relationships. Occasionally, we offer promotional rates on certain deposit products to attract deposits.

The following table presents our primary investing and financing activities during the periods indicated.

	Year Ended December 31,
	2007	2006
	(In thousands)
Investing activities:
Loan originations	$(193,870)	$(125,303)
Other decreases in loans	134,091	137,512
Loan sales	—	4,000
Purchase of loan participations	(32,064)	—
Security purchases	(187,984)	(60,207)
Security sales	36,268	17,205
Security maturities, calls and principal repayments	86,128	145,471
Financing activities:
Decreases in deposits	(10,974)	(85,773)
Increase in FHLB advances	50,000	—
Increase in other borrowings	20,000	—
Proceeds from stock issuance, net of conversion costs	—	62,348

Capital Management.  We have managed our capital to maintain strong protection for depositors and creditors. We are subject to various regulatory capital requirements administered by the Office of Thrift Supervision, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2007, we exceeded all of our regulatory capital requirements.  We are considered “well capitalized” under regulatory guidelines.  See “Regulation and Supervision—Regulation of Federal Savings Associations—Capital Requirements,” and “—Regulatory Capital Compliance” and the notes to the consolidated financial statements included in this Report.

We also will manage our capital for maximum stockholder benefit. The capital from the offering significantly increased our liquidity and capital resources. Over time, the initial level of liquidity will continue to be reduced as net proceeds from the stock offering are used for general corporate purposes, including the funding of lending activities. Our financial condition and results of operations have been enhanced by the capital from the offering, resulting in increased net interest-earning assets and net income. However, the large increase in equity resulting from the capital raised in the offering has, and for some period of time, will have an adverse impact on our return on equity. In the future, we may use capital management tools such as additional common stock repurchases and cash dividends.

Off-Balance Sheet Arrangements.  In the normal course of operations, we engage in a variety of financial transactions that, in accordance with U.S. generally accepted accounting principles, are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments, letters of credit and lines of credit. For information about our loan commitments and unused lines of credit, see note 10 of the notes to the consolidated financial statements. We currently have one hedge of a fixed-rate fifteen year $1.2 million loan, which provides for the Bank to receive variable rate funds and pay fixed rate funds. We currently have no additional plans to engage in hedging activities in the future.

For the years ended December 31, 2007 and 2006, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Impact of Recent Accounting Pronouncements

                  The information required by this item is included in Note 17 to the consolidated financial statements beginning on page F-1.

Effect of Inflation and Changing Prices

                  The financial statements and related financial data presented in this prospectus have been prepared in accordance with U.S. generally accepted accounting principles, which require the measurement of financial condition and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time due to inflation. The primary impact of inflation on our operations is reflected in increased operating costs. Unlike most industrial companies, virtually all the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution’s performance than do general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

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

                None.

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

                No change in the Company’s internal control over financial reporting occurred during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

                Management’s report on internal controls over financial reporting and KPMG LLP’s attestation report on management’s assessment of the Company’s internal control on financial reporting are contained in “Item 8 — Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

ITEM 9B.	OTHER INFORMATION

                None.

PART III

ITEM 10.                                              DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

                For information relating to the directors of Fox Chase Bancorp, the section captioned “Items to be Voted on by Stockholders — Item 1 — Election of Directors” in Fox Chase Bancorp’s Proxy Statement for the 2008 Annual Meeting of Stockholders is incorporated by reference.

Executive Officers

                For information relating to officers of Fox Chase Bancorp, see Part I, Item 1, “Business — Executive Officers of the Registrant” to this Annual Report on Form 10-K.

Compliance with Section 16(a) of the Exchange Act

                For information regarding compliance with Section 16(a) of the Exchange Act, the cover page to this Annual Report on Form 10-K and the section captioned “Other Information Relating to Directors and Executive Officers - Section 16(a) Beneficial Ownership Reporting Compliance” in Fox Chase Bancorp’s Proxy Statement for the 2008 Annual Meeting of Stockholders are incorporated by reference.

Disclosure of Code of Ethics

                For information concerning Fox Chase Bancorp’s code of ethics, the information contained under the section captioned “Corporate Governance - Code of Ethics and Business Conduct” in Fox Chase Bancorp’s Proxy Statement for the 2008 Annual Meeting of Stockholders is incorporated by reference.  A copy of the code of ethics and business conduct is available to stockholders on the Governance Documents portion of the Investors Relations section on Fox Chase Bancorp’s website at www.foxchasebank.com.

Corporate Governance

                For information regarding the audit committee and its composition and the audit committee financial expert, the section captioned “Corporate Governance — Committees of the Board of Directors — Audit Committee” in Fox Chase Bancorp’s Proxy Statement for the 2008 Annual Meeting of Stockholders is incorporated by reference.

ITEM 11.               EXECUTIVE COMPENSATION

Executive Compensation

                For information regarding executive compensation, the sections captioned “Compensation Discussion and Analysis,” “Executive Compensation” and “Director Compensation” in Fox Chase Bancorp’s Proxy Statement for the 2008 Annual Meeting of Stockholders are incorporated by reference.

Corporate Governance

                For information regarding the compensation committee report, the section captioned “Report of the Compensation Committee” in Fox Chase Bancorp’s Proxy Statement for the 2008 Annual Meeting of Stockholders is incorporated by reference.

ITEM 12.                                              SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

(a)                                  Security Ownership of Certain Beneficial Owners Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in Fox Chase Bancorp’s Proxy Statement for the 2008 Annual Meeting of Stockholders.

(b)                                 Security Ownership of Management Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in Fox Chase Bancorp’s Proxy Statement for the 2008 Annual Meeting of Stockholders.

(c)                                  Changes in Control

Management of Fox Chase Bancorp knows of no arrangements, including any pledge by any person or securities of Fox Chase Bancorp, the operation of which may at a subsequent date result in a change in control of the registrant.

(d)                                 Equity Compensation Plan Information

                The following table sets forth information about the Company common stock that may be issued upon the exercise of stock options, warrants and rights under all of the Company’s equity compensation plans as of December 31, 2007.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	518,800	$12.38	200,507
Equity compensation plans not approved by security holders	—	—
Total	518,800	12.38	200,507

ITEM 13.                                              CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

                For information regarding certain relationships and related transactions, the sections captioned “Other Information Relating to Directors and Executive Officers — Policies and Procedures for Approval of Related Persons Transactions” and “Transactions with Management” in Fox Chase Bancorp’s Proxy Statement for the 2008 Annual Meeting of Stockholders is incorporated by reference.

Corporate Governance

                For information regarding director independence, the section captioned “Corporate Governance — Director Independence” in Fox Chase Bancorp’s Proxy Statement for the 2008 Annual Meeting of Stockholders is incorporated by reference.

ITEM 14.               PRINCIPAL ACCOUNTANT FEES AND SERVICES

                For information regarding the principal accountant fees and expenses the section captioned “Items to Be Voted on By Stockholders — Item 2 - Ratification of Independent Registered Public Accounting Firm” in Fox Chase Bancorp’s Proxy Statement for the 2008 Annual Meeting of Stockholders is incorporated by reference.

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

(3)                                  Exhibits

No.	Description

3.1	Charter of Fox Chase Bancorp, Inc. (1)
3.2	Bylaws of Fox Chase Bancorp, Inc. (2)
4.1	Stock Certificate of Fox Chase Bancorp, Inc. (1)
10.1	*Form of Fox Chase Bank Employee Stock Ownership Plan and Trust Agreement (1)
10.2	*Fox Chase Bank 401(k) Profit-Sharing Plan and Trust (1)
10.3	*Employment Agreement between Thomas M. Petro, Fox Chase Bancorp, Inc. and Fox Chase Bank (3)
10.4	*Employment Agreement between Jerry D. Holbrook, Fox Chase Bancorp, Inc. and Fox Chase Bank (3)
10.5	*Employment Agreement between Keiron G. Lynch, Fox Chase Bancorp, Inc. and Fox Chase Bank (3)
10.6	*Employment Agreement between David C. Kowalek, Fox Chase Bancorp, Inc. and Fox Chase Bank (3)
10.7	*Employment Agreement between James V. Schermerhorn, Fox Chase Bancorp, Inc. and Fox Chase Bank (3)
10.8	*Change of Control Agreement between Richard J. Fuchs, Fox Chase Bancorp, Inc. and Fox Chase Bank (3)
10.9	*Retention Incentive Agreement between James V. Schermerhorn, Fox Chase Bank (4)
10.10	*Fox Chase Bank Executive Long-Term Incentive Plan (1)
10.11	*Fox Chase Bank Employee Severance Compensation Plan, as amended and restated (1)
10.12	*Fox Chase Bancorp, Inc. 2007 Equity Incentive Plan (5)
10.13	*Change of Control Agreement between Roger S. Deacon, Fox Chase Bancorp, Inc. and Fox Chase Bank (6)
21.0	List of Subsidiaries
23.1	Consent of KPMG LLP
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.0	Section 1350 Certification of Chief Executive Officer, Chief Financial
Officer and Chief Accounting Officer

*                 Management contract or compensatory plan, contract or arrangement.

(1)          Incorporated by reference in this document to the exhibits to the Company’s Registration Statement on Form S-1 (File No. 333-134160), as amended, initially filed with the Securities and Exchange Commission on May 16, 2006.

(2)          Incorporated by reference into this document to the exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 24, 2007.

(3)          Incorporated by reference in this document to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (File No. 001-32971).

(4)          Incorporated by reference in this document to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 (File No. 001-32971).

(5)          Incorporated by reference in this document to the appendix to the Company’s Definitive Proxy Statement filed with the Securities and Exchange Commission on April 12, 2007.

(6)          Incorporated by reference into this document to the exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 001-32971).

***

FOX CHASE BANCORP, INC.

Management’s Report on Internal Control Over Financial Reporting

The management of Fox Chase Bancorp, Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting.  The internal control process has been designed under our supervision to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, utilizing the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2007 is effective.

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that accurately and fairly reflect, in reasonable detail, transactions and dispositions of assets; and provide reasonable assurances that:  (1) transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles; (2) receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and (3) unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the Company’s financial statements are prevented or timely detected.

All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

KPMG LLP, an independent registered public accounting firm, has audited the Company’s consolidated financial statements as of and for the year ended December 31, 2007, and the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, as stated in their reports, which are included herein.

/s/ Thomas M. Petro
Thomas M. Petro
President and Chief Executive Officer

/s/ Jerry D. Holbrook
Jerry D. Holbrook
Chief Financial Officer and Secretary

March 12, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Fox Chase Bancorp, Inc.:

We have audited the accompanying consolidated statements of condition of Fox Chase Bancorp, Inc. and subsidiary (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fox Chase Bancorp, Inc. and subsidiary as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pensions and Other Post Retirement Plans,” effective December 31, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 12, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

(signed) KPMG LLP

Philadelphia, Pennsylvania

March 12, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Fox Chase Bancorp, Inc.:

We have audited the internal control over financial reporting of Fox Chase Bancorp, Inc. and subsidiary (the Company) as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Fox Chase Bancorp, Inc. and subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of condition of the Company as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2007, and our report dated March 12, 2008 expressed an unqualified opinion on those consolidated financial statements.

(signed) KPMG LLP

Philadelphia, Pennsylvania

March 12, 2008

CONSOLIDATED STATEMENTS OF CONDITION (IN THOUSANDS, EXCEPT SHARE DATA)

	December 31,
	2007	2006
ASSETS

Cash and due from banks	$3,307	$3,295
Interest-earning demand deposits in other banks	7,968	131,146
Money market funds	20,000	—
Total cash and cash equivalents	31,275	134,441
Investment securities available-for-sale	91,159	70,112
Mortgage related securities available-for-sale	205,145	158,320
Loans held for sale	—	1,194
Loans, net of allowance for loan losses of $3,376 at December 31, 2007 and $2,949 at December 31, 2006	447,035	355,617
Federal Home Loan Bank stock, at cost	5,875	4,422
Bank-owned life insurance	11,762	11,324
Premises and equipment	14,466	14,287
Accrued interest receivable	3,360	3,397
Mortgage servicing rights	1,066	1,177
Deferred tax asset, net	410	1,087
Other assets	1,366	1,607
Total Assets	$812,919	$756,985

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES

Deposits	$585,560	$596,534
Federal Home Loan Bank advances	80,000	30,000
Other borrowed funds	20,000	—
Advances from borrowers for taxes and insurance	2,374	2,262
Accrued interest payable	504	298
Accrued expenses and other liabilities	2,110	2,246
Total Liabilities	690,548	631,340

STOCKHOLDERS’ EQUITY

Preferred stock ($.01 par value; 1,000,000 shares authorized, none issued and outstanding at December 31, 2007 and December 31, 2006)	—	—
Common stock ($.01 par value; 35,000,000 shares authorized, 14,679,750 shares issued and 14,352,750 shares outstanding at December 31, 2007 and 14,679,750 shares issued and outstanding at December 31, 2006)	147	147
Additional paid-in capital	62,909	62,365
Treasury stock (at cost, 327,000 shares at December 31, 2007; none at December 31, 2006)	(3,924)	—
Common stock acquired by benefit plans	(8,732)	(5,371)
Retained earnings	71,475	69,545
Accumulated other comprehensive income (loss), net	496	(1,041)
Total Stockholders’ Equity	122,371	125,645

Total Liabilities and Stockholders’ Equity	$812,919	$756,985

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS (IN THOUSANDS, EXCEPT PER SHARE DATA)

	Years Ended December 31,
	2007	2006	2005
INTEREST INCOME
Interest and fees on loans	$25,361	$21,742	$25,722
Interest on money market funds	40	—	—
Interest on mortgage related securities	7,329	8,035	5,641
Interest on investment securities available-for-sale
Taxable	2,987	3,523	3,061
Nontaxable	924	934	754
Dividend income	249	370	874
Other interest income	4,167	2,573	1,549
Total Interest Income	41,057	37,177	37,601
INTEREST EXPENSE
Deposits	20,526	18,974	19,212
Federal Home Loan Bank advances	1,642	1,485	1,485
Other borrowed funds	82	—	—
Total Interest Expense	22,250	20,459	20,697
Net Interest Income	18,807	16,718	16,904
Provision (credit) for loan losses	425	(5,394)	(6,025)
Net Interest Income after Provision (Credit) for loan losses	18,382	22,112	22,929
NONINTEREST INCOME
Service charges and other fee income	842	1,138	882
Net gain (loss) on sale of:
Securities available for sale	169	(17)	(809)
Loans	78	199	567
Assets acquired through foreclosure	—	85	6
Premises and equipment	970	(59)	(161)
Income on bank-owned life insurance	438	427	448
Other	199	300	281
Total Noninterest Income	2,696	2,073	1,214
NONINTEREST EXPENSE
Salaries, benefits and other compensation	9,949	9,194	7,442
Occupancy expense	1,828	1,496	1,812
Furniture and equipment expense	940	1,060	826
Data processing costs	1,537	1,514	1,452
Professional fees	1,846	1,781	1,127
Marketing expense	645	621	373
FDIC premiums	84	796	765
Contribution to charitable foundation	—	1,500	—
Other	1,859	1,905	1,411
Total Noninterest Expense	18,688	19,867	15,208
Income Before Income Taxes	2,390	4,318	8,935
Income tax provision	460	684	2,975
Net Income	$1,930	$3,634	$5,960
Earnings per share (1):
Basic	$0.14	$0.14	—
Diluted	$0.14	$0.14	—

(1)          Due to the timing of the Bank’s reorganization into the mutual holding company form and the completion of the Company’s initial public offering on September 29, 2006, earnings per share information for the year ended December 31, 2006 is only for September 29, 2006 through December 31, 2006.

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (IN THOUSANDS)

For the Years Ended December 31, 2007, 2006 and 2005

				Common		Accumulated
				Stock		Other
		Additional		Acquired		Comprehensive
	Common	Paid in	Treasury	by	Retained	Income/	Total
	Stock	Capital	Stock	Benefit Plans	Earnings	(Loss)	Equity
BALANCE — JANUARY 1, 2005	$—	$—	$—	$—	$59,951	$(761)	$59,190
Net income					5,960		5,960
Other comprehensive loss						(1,629)	(1,629)
BALANCE - DECEMBER 31, 2005	$—	$—	$—	$—	$65,911	$(2,390)	$63,521
Sale of 6,395,835 shares of common stock in initial public offering, issuance of 8,148,915 to the mutual holding company and issuance of 135,000 to the charitable foundation	147	62,201					62,348
Common stock acquired by ESOP				(5,755)			(5,755)
Unallocated ESOP shares committed to employees		128		384			512
Shares allocated in long-term incentive plan		36					36
Adjustment to initially apply SFAS No. 158, net of tax						(98)	(98)
Net income					3,634		3,634
Other comprehensive income						1,447	1,447
BALANCE - DECEMBER 31, 2006	$147	$62,365	$—	$(5,371)	$69,545	$(1,041)	$125,645
Purchase of treasury stock, net			(3,924)				(3,924)
Purchase common stock held in trust				(3,745)			(3,745)
Restricted stock expense		271					271
Unallocated ESOP shares committed to employees		114		384			498
Shares allocated in long-term incentive plan		159					159
Net income					1,930		1,930
Other comprehensive income						1,537	1,537
BALANCE - DECEMBER 31, 2007	$147	$62,909	$(3,924)	$(8,732)	$71,475	$496	$122,371

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (IN THOUSANDS)

	Years Ended December 31,
	2007	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,930	$3,634	$5,960
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (credit) for loan losses	425	(5,394)	(6,025)
Depreciation	1,024	1,229	1,193
Net amortization of securities premiums and discounts	231	809	1,895
(Benefit) provision for deferred income taxes	(141)	997	2,025
Shares committed to be released to the ESOP	498	512	—
Shares earned in the long-term incentive plan	159	36	—
Stock based compensation expense	271	—	—
Origination of loans held for sale	(6,764)	(21,774)	(357)
Proceeds from sales of loans held for sale	7,988	20,914	—
Net realized (gains) losses on sales of assets acquired through foreclosure and fixed assets	(970)	(26)	155
Net realized gain on sales of mortgage related securities	—	—	(108)
Net (gain) loss on sales and impairment of securities	(169)	17	917
Net gain on sales of loans and loans held for sale	(78)	(199)	(567)
Earnings on investment in bank-owned life insurance	(438)	(427)	(448)
Decrease (increase) in mortgage servicing rights	111	(9)	(531)
Decrease (increase) in accrued interest receivable and other assets	626	250	(991)
Increase (decrease) in accrued interest payable, accrued expenses and other liabilities	79	(565)	3,555
Net Cash Provided by Operating Activities	4,782	4	6,673

CASH FLOWS FROM INVESTING ACTIVITIES
Net maturities of interest-earning time deposits in other banks	—	600	2,574
Equity investment in unconsolidated entity	(300)	—	—
Investment securities - available for sale:
Purchases	(96,264)	(28,418)	(17,231)
Proceeds from sales	36,268	17,205	17,409
Proceeds from maturities, calls and principal repayments	39,677	84,075	1,063
Mortgage related securities — available for sale:
Purchases	(91,720)	(31,789)	(92,637)
Proceeds from sale	—	—	9,976
Proceeds from maturities, calls and principal repayments	46,451	61,396	74,918
Net (increase) decrease in loans	(59,779)	12,209	38,920
Purchases of loan participations	(32,064)	—	—
Proceeds from sales of loans	—	4,000	83,784
Net (increase) decrease in Federal Home Loan Bank stock	(1,453)	(276)	1,355
Purchases of premises and equipment	(2,609)	(1,422)	(904)
Proceeds from sales of fixed assets and assets acquired through foreclosure	2,376	192	—
Net Cash (Used) Provided by Investing Activities	(159,417)	117,772	119,227

CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in deposits	(10,974)	(85,773)	(122,943)
Increase (decrease) in advances from borrowers for taxes and insurance	112	(241)	(593)
Increase in FHLB advances	50,000	—	—
Increase in other borrowings	20,000	—	—
Proceeds from stock issuance, net of conversion costs	—	62,348	—
Acquisition of stock for ESOP plan	—	(5,755)	—
Acquisition of stock for equity incentive plan	(3,745)	—	—
Purchase of treasury stock	(3,924)	—	—
Net Cash Provided (Used) by Financing Activities	51,469	(29,421)	(123,536)

Net (Decrease) Increase in Cash and Cash Equivalents	(103,166)	88,355	2,364
CASH AND CASH EQUIVALENTS — BEGINNING	134,441	46,086	43,722

CASH AND CASH EQUIVALENTS — ENDING	$31,275	$134,441	$46,086
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$22,287	$20,363	$20,737
Income taxes paid	$319	$487	$1,441
Transfers of loans to assets acquired through foreclosure	$—	$—	$107

The accompanying notes are an integral part of these consolidated financial statements.

FOX CHASE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

Fox Chase Bancorp, Inc. (the “Bancorp”) was organized on September 29, 2006 under the laws of the United States for the purpose of being a holding company for Fox Chase Bank (the “Bank”), a stock savings bank also organized under the laws of the United States.  On September 29, 2006, the Bancorp completed its initial public offering in which it sold 6,395,835 shares, or 43.57%, of its outstanding common stock to the public, including 575,446 shares purchased by the Fox Chase Bank Employee Stock Ownership Plan (the “ESOP”).  An additional 8,148,915 shares, or 55.51% of the Bancorp’s outstanding stock, were issued to Fox Chase MHC, the Bancorp’s federally chartered mutual holding company. Net proceeds of the offering totaled $56.6 million.  Additionally, the Bancorp contributed $150,000 in cash and issued 135,000 shares, or 0.92% of its outstanding common stock, to the Fox Chase Bank Charitable Foundation.

The Bancorp’s primary business has been that of holding the common stock of the Bank and making a loan to the ESOP.   Fox Chase Bancorp, Inc. is authorized to pursue other business activities permissible by laws and regulations for other savings and loan holding companies.

The Bancorp and the Bank (collectively referred to as the “Company”) provides a wide variety of financial products and services to individuals and businesses through the Bank’s eleven branches in Philadelphia, Richboro, Willow Grove, Warminster, Lahaska, Hatboro, Media and West Chester, Pennsylvania, and Ocean City, Marmora and Egg Harbor Township, New Jersey.  The operations of the Company are managed as a single business segment.  The Company competes with other financial institutions and other companies that provide financial services.

The Company is subject to regulations of certain federal banking agencies.  These regulations can and do change significantly from period to period.  The Company also undergoes periodic examinations by regulatory agencies which may subject them to further changes with respect to asset valuations, amounts of required loss allowances and operating restrictions resulting from the regulators’ judgments based on information available to them at the time of their examinations.

Principles of Consolidation and Presentation

The consolidated financial statements include the accounts of both the Bancorp and the Bank. The Bank’s operations include the accounts of its wholly owned subsidiary, Fox Chase Financial, Inc.  Fox Chase Financial, Inc. is a Delaware chartered investment holding company whose sole purpose is to manage and hold investment securities.  The consolidated financial statements include the Bancorp beginning on September 29, 2006.  The consolidated financial statements and related notes include only the activity and balances of the Bank and its subsidiary through September 29, 2006.  The financial statements do not include the transactions and balances of Fox Chase MHC.  All material inter-company transactions and balances have been eliminated in consolidation. Prior period amounts are reclassified, when necessary, to conform with the current year’s presentation.

The Company follows accounting principles and reporting practices which are in compliance with U.S. generally accepted accounting principles (“GAAP”). The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Material estimates that are particularly

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation and realizability of deferred tax assets, the valuation of mortgage servicing rights and the evaluation of other than temporary impairment of investments.

Risk and Uncertainties

In the normal course of its business, the Company encounters two significant types of risk: economic risk and regulatory risk.  There are three main components of economic risk: interest rate risk, credit risk and market risk.  The Company is subject to interest rate risk to the degree that its interest-bearing liabilities mature or reprice at different speeds, or on a different basis from its interest-earning assets.  The Company’s primary credit risk is the risk of defaults in the Company’s loan portfolio that result from borrowers’ inability or unwillingness to make contractually required payments.  The Company’s lending activities are concentrated in Southeastern Pennsylvania and Southern New Jersey.  The ability of the Company’s borrowers to repay amounts owed is dependent on several factors, including the economic conditions in the borrowers’ geographic regions and the borrowers’ financial conditions.   Market risk reflects changes in the value of the collateral underlying loans, the valuation of real estate held by the Company, and the valuation of loans held for sale, securities, mortgage servicing assets and other investments.

The Company is subject to the regulations of various government agencies.  These regulations do change significantly from period to period.  The Company also undergoes periodic examinations by regulatory agencies that may subject them to further changes with respect to asset valuations, amounts required for the allowance for loan losses and operating restrictions resulting from the regulators’ judgment based on information available to them at the time of their examination.

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks, interest-earning demand deposits in other banks and money market funds.  At times, such balances exceed the FDIC limits.

Investment and Mortgage Related Securities

The Company accounts for its investment securities in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”  This standard requires, among other things, that debt and equity securities are classified into three categories and accounted for as follows:

•                  Debt securities with the positive intention to hold to maturity are classified as “held-to-maturity” and reported at amortized cost.

•                  Debt and equity securities purchased with the intention of selling them in the near future are classified as “trading securities” and are reported at fair value, with unrealized gains and losses included in earnings.

•                  Debt and equity securities not classified in either of the above categories are classified as “available-for-sale securities” and reported at fair value, with unrealized gains and losses excluded from earnings and reported, net of tax, as increases or decreases in other comprehensive income, a separate component of stockholders’ equity.  Securities classified

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

as available-for-sale are those securities that the Company intends to hold for an indefinite period of time but not necessarily to maturity.  Any decision to sell a security classified as available-for-sale would be based on various factors, including significant movement in interest rates, changes in maturity or mix of the Company’s assets and liabilities, liquidity needs, regulatory capital considerations and other similar factors.

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

Loans Held for Sale

The Company originates mortgage loans for investment and for sale.  At origination, a mortgage loan is identified as either for sale or for investment.  Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or estimated fair value.  Net unrealized losses are recognized by charges to operations.  Cash payments and cash receipts resulting from acquisitions and sales of loans are classified as operating cash flows if those loans are acquired specifically for resale and are carried at fair value or the lower of cost or fair value. Cash receipts resulting from sales of loans that were not specifically acquired for resale are classified as investing cash inflows regardless of a change in the purpose for holding those loans.

Mortgage Servicing Rights

Upon the sale of a residential mortgage loan where the Company retains servicing rights, a mortgage servicing right is recorded. GAAP requires that mortgage servicing rights on these loans be amortized into income over the estimated life of the loans sold using the interest method.  Such assets are subject to a disaggregated impairment test at the end of each reporting period, based on the predominant risk characteristics of the underlying loans.

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

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

adjustment to yield on the loans.  Interest income is accrued on the unpaid principal balance.  From time-to-time, the Company sells certain loans for liquidity purposes or to manage interest rate risk.

The accrual of interest is generally discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectibility of principal or interest, even though the loan is currently performing.  A loan that is more than 90 days past due may remain on accrual status if it is in the process of collection and is either guaranteed or well secured.  When a loan is placed on nonaccrual status, unpaid interest income is reversed and the amortization of net deferred loan fees is suspended. Interest received on nonaccrual loans generally is either applied against principal or reported as interest income, according to management’s judgment as to the ultimate collectibility of principal.  Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time and the ultimate collectibility of the total contractual principal and interest is no longer in doubt.

Allowance for Loan Losses

The allowance for loan losses is adjusted through increases or reductions in the provisions for loan losses charged against or credited to income.  Loans deemed to be uncollectible are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is maintained at a level representing management’s best estimate of known and inherent losses in the portfolio, based upon management’s evaluation of the portfolio’s collectibility.  Management’s evaluation is based upon an analysis of the loan portfolio, loss experience in particular segments of the portfolio, trends and absolute levels of classified and criticized loans, trends and absolute levels in delinquent loans, trends in risk ratings, trends in industry charge-offs by particular segments and changes in existing general economic and business conditions affecting our lending areas and the national economy. While management uses the best information available to make its evaluations, such evaluations are highly subjective, and future adjustments to the allowance may be necessary if conditions differ substantially from the assumptions used in making the evaluations.  In addition, various regulatory agencies periodically review the Company’s allowance for loan losses.  Such agencies may require the Company to recognize adjustments to the allowance, based on their judgments at the time of their examination.

Loans are deemed impaired when, based on current information and events, it is probable that the Company will be unable to collect all proceeds due according to the contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due.  For purposes of applying measurement criteria for impaired loans, the Company generally excludes large groups of smaller homogenous loans, primarily consisting of residential real estate and consumer loans, as well as commercial loans with balances of less than $100,000.

Impairment is measured on a loan by loan basis for commercial loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price or the fair value of the collateral if the loan is collateral dependent.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Assets Acquired Through Foreclosure

Real estate and other repossessed collateral acquired through a foreclosure or by a deed-in-lieu of foreclosure are classified as assets acquired through foreclosure.  Assets acquired through foreclosure are carried at the lower of cost or fair value, net of estimated selling costs.  Costs related to the development or improvement of a foreclosed property are capitalized; holding costs are charged to expense as incurred. The Company had no such assets as of December 31, 2007 and 2006.

Bank-Owned Life Insurance

The Company has invested in bank-owned life insurance (“BOLI”).  BOLI involves the purchasing of life insurance by the Company on a chosen group of employees and directors.  The Company is the owner and beneficiary of the policies.  This life insurance investment is carried at the cash surrender value of the underlying policies.  Income from the increase in cash surrender value of the policies is included in noninterest income in the consolidated statements of operations.

Premises and Equipment

Premises and equipment are carried at cost less accumulated depreciation.  Depreciation is computed on the straight-line method over the assets’ estimated useful lives or, for leasehold improvements, over the life of the related lease if less than the estimated useful life of the asset. The estimated useful life is generally 10-39 years for buildings and 3-7 years for furniture and equipment. When assets are retired, or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts.  The cost of maintenance and repairs is charged to expense when incurred and renewals and improvements are capitalized. Rental concessions on leased properties are recognized over the life of the lease.

Transfers of Financial Assets

Transfers of financial assets are accounted for as sales when control over the assets has been surrendered.  Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before maturity.

Income Taxes

The Company accounts for income taxes under the asset/liability method.  Deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The Company files a consolidated federal income tax return and individual state and local income tax returns.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

On January 1, 2007, the Company adopted Financial Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes — an Interpretation of SFAS Statement No. 109”.  FIN 48 requires the Company recognize a tax position if it is more likely than not that the tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  If the tax position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of the benefit to recognize and is measured at the largest amount of benefit that is greater than 50% likely of being realized upon settlement. The Company has no material tax exposure matters that are accrued as of December 31, 2007.   The Company’s policy is to account for interest as a component of interest expense and penalties as a component of other expense.   The Company adopted this statement in 2007 and there was no effect on its results of operations or financial position.

Marketing and Advertising

The Company expenses marketing and advertising costs as incurred.

Off-Balance Sheet Financial Instruments

In the ordinary course of business, the Company has entered into off-balance sheet financial instruments consisting of commitments to extend credit.  Such financial instruments are recorded in the balance sheet when they are funded.  The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet financial instruments.

Pension Plan

                        SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” became effective as of December 31, 2006, and requires recognition of an asset or liability in the statement of condition reflecting the funded status of the Pension Plan with current year changes in the funded status recognized in other comprehensive income (loss), net.  SFAS No. 158 did not change the existing criteria for measurement of periodic benefit costs, plan assets or benefit obligations.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Employee Stock Ownership Plan

The ESOP is accounted for in accordance with the provisions of Statement of Position No. 93-6, “Employer Accounting for Employee Stock Ownership Plans.”  The funds borrowed by the ESOP from the Bancorp to purchase shares of common stock in the Company’s initial public offering are being repaid from the Bank’s contributions over a period of 15 years.  The Bancorp’s common stock not yet allocated to participants is recorded as a reduction of stockholder’s equity at cost.  The Bancorp’s loan to the ESOP and the ESOP’s note payable are not reflected in the consolidated statements of condition.

Compensation expense for the ESOP is based on the average market price of the Company’s stock and is recognized as shares are committed to be released to participants. The note receivable and related interest income are included in the parent company financial statements presented in Note 18.

Stock Based Compensation

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment,” which replaced SFAS No. 123, “Accounting for Stock-Based Compensation” and superseded APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R requires that all share-based payments to directors and employees, including grants of stock options and restricted stock awards, be recognized as compensation costs in the financial statements based on their fair values. The effective date of this statement for the Company was January 1, 2006.  We adopted this standard as required, in the accounting for the Long-Term Incentive Plan in 2006, which includes unvested shares (See Note 9). Employee stock options and restricted stock issued in 2007 under the 2007 Equity Incentive Plan are being accounted for under SFAS No. 123R. See Note 10 for further details on the 2007 Equity Incentive Plan.

Per Share Information

The Company follows the provisions of SFAS No. 128, “Earnings Per Share.”  Basic earnings per share exclude dilution and is computed by dividing income available to common stockholders by the weighted-average common shares outstanding during the period.  Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock.  Unallocated shares in the ESOP (See Note 9) and shares purchased to fund the 2007 Equity Incentive Plan (See Note 13) are not included in either Basic or Diluted earnings per share.  Earnings per share are not presented for 2005 since the Company did not complete its initial public offering until September 29, 2006.

Earnings per share (“EPS”), basic and diluted, were $0.14 for each of the years ended December 31, 2007 and 2006.  Due to the timing of the Bank’s reorganization into a mutual holding company form and the completion of the Company’s initial public offering on September 29, 2006, earnings per share information for the year ended December 31, 2006 is only from September 29, 2006 through December 31, 2006.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The following table presents the reconciliation of the numerators and denominators of the basic and diluted EPS computations.

	Year Ended
	December 31,
	2007	2006

Net income (for 2006, includes only the period from September 29, 2006 to December 31, 2006)	$1,930,000	$2,015,000

Weighted-average common shares outstanding	14,657,315	14,679,750
Average common stock acquired by stock benefit plans:
Unvested shares — long-term incentive plan	(38,161)	(36,381)
ESOP shares unallocated	(519,311)	(562,522)
Shares purchased by trust	(71,042)	—

Weighted-average common shares used to calculate basic earnings per share	14,028,801	14,080,847

Dilutive effect of:
Unvested shares — long-term incentive plan	38,161	36,381
Restricted stock awards	1,858	—

Weighted-average common shares used to calculate diluted earnings per share	14,068,820	14,117,228

Earnings per share-basic	$0.14	$0.14
Earnings per share-diluted	$0.14	$0.14

Outstanding common stock equivalents having no dilutive effect	720,342	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - ADJUSTMENTS OF ACCOUNTING ERRORS IN 2006

During 2006, management identified and corrected certain accounting errors that occurred in prior years.  Management evaluated the quantitative and qualitative impact of the corrections, individually and in the aggregate, on previously reported periods, in the results of operations in 2006 and on reporting earnings trends.  Based upon this evaluation, management concluded that such errors were not material to the Company’s consolidated financial statements taken as a whole.  The adjustments, amounting to $313,000 ($207,000 after tax), increased expenses by $337,000 and increased other income by $24,000 in 2006.  Additionally, the Company reduced its tax contingency reserve and expense by $105,000 in 2006 after reevaluating the Company’s tax position.

NOTE 3 - INVESTMENT AND MORTGAGE RELATED SECURITIES

The amortized cost and fair value of securities available-for-sale as of December 31, 2007 and 2006 are summarized as follows:

	December 31, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)

Obligations of U.S. government agencies	$10,000	$16	$—	$10,016
State and political subdivisions	81,019	126	(2)	81,143
	91,019	142	(2)	91,159

Mortgage related securities	204,362	1,078	(295)	205,145

Total securities	$295,381	$1,220	$(297)	$296,304

	December 31, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)

Obligations of U.S. government agencies	$42,344	$4	$(470)	$41,878
State and political subdivisions	24,126	141	(48)	24,219
Corporate debt securities	4,017	—	(2)	4,015
	70,487	145	(520)	70,112

Mortgage related securities	159,369	299	(1,348)	158,320

Total securities	$229,856	$444	$(1,868)	$228,432

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - INVESTMENT AND MORTGAGE RELATED SECURITIES (CONTINUED)

Obligations of U.S. government agencies include $10.0 million of investments in debt of the FHLB at December 31, 2007 that are not backed by the full faith and credit of the U.S. government.

Investments of state and political subdivisions include $60.0 million of Pennsylvania Higher Education Assistance Agency auction rate bonds at December 31, 2007.  These bonds are subject to a new auction on a 28-day basis, had a weighted average rate of 6.28% at December 31, 2007, have a 40 year life and a contractual maturity of 2046 and 2047.

The following tables show gross unrealized losses and fair value of securities, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2007 and 2006:

	December 31, 2007
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)

State and political subdivisions	$597	$(1)	$672	$(1)	$1,269	$(2)
Mortgage related securities	32,627	(78)	25,977	(217)	58,604	(295)

Total securities	$33,224	$(79)	$26,649	$(218)	$59,873	$(297)

	December 31, 2006
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)

Obligations of U.S. government agencies	$9,265	$(19)	$29,614	$(451)	$38,879	$(470)
State and political subdivisions	2,632	(8)	2,708	(40)	5,340	(48)
Corporate debt securities	—	—	4,015	(2)	4,015	(2)
Mortgage related securities	52,588	(249)	69,023	(1,099)	121,611	(1,348)

Total securities	$64,485	$(276)	$105,360	$(1,592)	$169,845	$(1,868)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - INVESTMENT AND MORTGAGE RELATED SECURITIES (CONTINUED)

Management evaluates securities for other-than-temporary impairment on a quarterly basis, and more frequently when economic or market concerns warrant. Management does not believe that any individual unrealized loss represents an other-than-temporary impairment at December 31, 2007. The temporary impairment on all other investments is directly related to changes in market interest rates. In general, as interest rates rise, the fair value of fixed-rate securities will decrease and, as interest rates fall, the fair value of fixed-rate securities will increase. Of the 40 securities with a temporary impairment at December 31, 2007, all have a credit rating of AAA. These individual impairments are deemed temporary based on the direct relationship to movements in interest rates, as well as the relatively short duration of the investments and their high credit quality, and the Company’s ability and intent to hold these investments to recovery. Securities that have been impaired greater than twelve months include primarily mortgage-related securities. The decline in fair value of these securities was deemed temporary due to positive factors supporting the recoverability of these securities and the Company’s ability and intent to hold these investments to recovery. Positive factors considered include timely principal payments and the financial health of the issuer.

Additionally, the Company had one private issue residential mortgage-related security at December 31, 2007. This security has a credit rating of AAA and its balance was $1.2 million and $1.7 million at December 31, 2007 and 2006, respectively. This security has an unrealized gain of $27,000 and $5,000 as of December 31, 2007 and 2006, respectively.

The amortized cost and estimated fair value of investment securities available-for-sale at December 31, 2007 by contractual maturity are as follows:

	December 31, 2007
	Amortized Cost	Fair Value
	(In Thousands)

Due in one year or less	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	21,017	21,085
Due after ten years	70,002	70,074
	$91,019	$91,159

Gross gains of $169,000, $0 and $226,000 and gross losses of $0, $17,000 and $641,000 were realized on sales of securities during the years ended December 31, 2007, 2006 and 2005, respectively.  The Company also incurred a $394,000 impairment loss related to a mutual fund investment during the year ended December 31, 2005.

Securities with a carrying value of $5.0 million and $4.9 million at December 31, 2007 and 2006, respectively, were pledged to secure public deposits and for other purposes as required or permitted by law.

Securities with a carrying value of $22.3 million at December 31, 2007 were pledged as collateral for $20 million in borrowed funds; See Note 8.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - LOANS

The composition of net loans at December 31, 2007 and 2006 is provided below (in thousands).

	December 31,
	2007	2006
Real estate loans:
One-to-four family	$215,817	$209,463
Multi-family and commercial	76,287	44,681
Construction	46,471	11,568

	338,575	265,712

Consumer loans:
Home equity	68,431	73,456
Automobile	565	1,030
Home equity lines of credit	9,642	10,468
Other	106	148

	78,744	85,102

Commercial loans	33,356	8,194

Total loans	450,675	359,008

Deferred loan origination fees, net	(264)	(442)
Allowance for loan losses	(3,376)	(2,949)

Net loans	$447,035	$355,617

The Company had approximately $30.8 million and $18.7 million of commercial mortgage and construction loans concentrated in the Southern New Jersey shore area at December 31, 2007 and 2006, respectively.  Other than the commercial mortgage and construction loans in Southern New Jersey, a majority of the Company’s loans are in the geographic areas near the Company’s branches in Southeastern Pennsylvania and New Jersey.

The Company reclassified $21,000 and $3,000 of deposit accounts that were overdrawn to other consumer loans as of December 31, 2007 and 2006, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - LOANS (CONTINUED)

The following table presents changes in the allowance for loan losses (in thousands):

	Years Ended December 31,
	2007	2006	2005

Balance, beginning	$2,949	$8,349	$14,391
Provision (credit) for loan losses	425	(5,394)	(6,025)
Loans charged off	(2)	(8)	(17)
Recoveries	4	2	—

Balance, ending	$3,376	$2,949	$8,349

The recorded investment in impaired loans requiring an allowance for loan losses was $559,000 at December 31, 2007 and $0 at December 31, 2006.  The related allowance for loan losses associated with these loans was $109,000 at December 31, 2007 and $0 at December 31, 2006.  For the years ended December 31, 2007, 2006 and 2005, the average recorded investment in these impaired loans was $47,000, $2,548,000 and $4,479,000, respectively.  The interest income recognized on these impaired loans was $30,000, $631,000 and $142,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

Loans on which the accrual of interest has been discontinued amounted to $260,000 at December 31, 2007 and $284,000 at December 31, 2006. If interest on such loans had been recorded in accordance with contractual terms, interest income would have increased by $13,000, $10,000 and $200,000 in 2007, 2006 and 2005, respectively. There were two loans totaling $559,000 and one loan totaling $2,941,000 past due 90 days or more and still accruing interest at December 31, 2007 and December 31, 2006.  There were no loans classified as troubled debt restructurings as of December 31, 2007 and 2006.

As of December 31, 2007, the Bank had one interest rate swap in the notional amount of $1.2 million to hedge a 15-year fixed rate loan, which was earning interest at 7.43%.  The Company is receiving a variable rate payment of three-month LIBOR plus 2.24% and will pay fixed rate payments of 7.43%. The swap matures in April 2022 and had a market value loss position of $60,000 at December 31, 2007.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - MORTGAGE SERVICING ACTIVITY

Loans serviced for others are not included in the accompanying consolidated statements of condition.  The unpaid principal balances of these loans were $118,080,000 at December 31, 2007, $130,294,000 at December 31, 2006, and $136,584,000 at December 31, 2005.  The Company received fees, net of amortization, from the servicing of loans of $210,000, $249,000 and $89,000 during 2007, 2006 and 2005, respectively.

The following summarizes mortgage-servicing rights for the years ended December 31, 2007, 2006 and 2005 (in thousands):

	Years Ended December 31,
	2007	2006	2005

Balance, beginning	$1,177	$1,168	$637
Mortgage servicing rights capitalized	1	140	643
Mortgage servicing rights amortized	(112)	(131)	(112)

Balance, ending	$1,066	$1,177	$1,168

The estimated amortization expense of amortizing mortgage servicing rights for each of the five succeeding fiscal years after December 31, 2007 is as follows (in thousands):

2008	$(177)
2009	(156)
2010	(132)
2011	(111)
2012	(93)
Thereafter	(397)
Total	$(1,066)

As of December 31, 2007 and 2006, the fair value of the mortgage servicing rights (“MSRs”) was $1,258,000 and $1,623,000, respectively.  The fair value of the MSRs for these periods was determined using a third-party valuation model that calculates the present value of estimated future servicing income. The model incorporates assumptions that market participants use in estimating future net servicing income, including estimates of prepayment speeds and discount rates.  Mortgage loan prepayment speed is the annual rate at which borrowers are forecasted to repay their mortgage loan principal and is based on historical experience. The discount rate used to determine the present value of future net servicing income - another key assumption in the model - is the required rate of return the market would expect for an asset with similar risk. Both assumptions can, and generally will, change quarterly valuations as market conditions and interest rates change.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - PREMISES AND EQUIPMENT

The components of premises and equipment at December 31, 2007 and 2006 were as follows (in thousands):

	December 31,
	2007	2006

Land	$5,164	$5,903
Buildings	13,257	12,083
Leasehold improvements	164	40
Furniture, fixtures and equipment	4,774	4,849
	23,359	22,875
Less: accumulated depreciation	(8,893)	(8,588)
Premises and Equipment, net	$14,466	$14,287

During 2007, the Company sold its operations center premises and recorded a pre-tax gain of $874,000.

Land at December 31, 2007 includes an investment in a property in Absecon, New Jersey that the Company is considering developing into a future branch.  Land at December 31, 2006 also included a second property that the Company had planned to develop for a future branch. During 2007, the Company sold the second property for a pre-tax gain of $96,000.

As of December 31, 2007, the Company leased space for an operations center in Blue Bell, Pennsylvania, a branch location in Media, Pennsylvania and certain office equipment. The leases are accounted for as operating leases.  The Blue Bell lease expires in July 2012 and, upon expiration, the Company has the option to extend the lease for an additional five year period at the then prevailing market rate.  The following rental expenses were included in the Company’s financial statements (in thousands):

	2007	2006	2005
Office rent	$401	$96	$—
Equipment lease	23	12	—
	$424	$108	$—

The following table shows the minimum future rental payments under non-cancelable leases for property and equipment at December 31, 2007 (in thousands):

2008	$494
2009	496
2010	467
2011	460
2012	275

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – DEPOSITS

The weighted average interest rate and balance of deposits at December 31, 2007 and 2006 consist of the following (dollars in thousands):

	December 31,
	2007		2006
	Weighted		Weighted
	Average		Average
	Interest Rate	Amount	Interest Rate	Amount

Non-interest bearing demand accounts	—%	$43,462	—%	$41,429
NOW accounts	1.70	39,299	1.80	50,717
Money market accounts	3.13	50,568	3.21	29,770
Savings and club accounts	0.65	54,019	0.74	64,338
Certificates of deposit	4.71	398,212	4.43	410,280
	3.64%	$585,560	3.44%	$596,534

The scheduled maturities of certificates of deposit for periods subsequent to December 31, 2007 are as follows (in thousands):

December 31,
2007

2008	$244,019
2009	85,587
2010	30,637
2011	21,739
2012	1,684
Thereafter	14,546

$398,212

A summary of interest expense on deposits for the years ended December 31, 2007, 2006 and 2005 is as follows (in thousands):

	2007	2006	2005

NOW accounts	$732	$1,104	$1,826
Money market accounts	1,266	579	265
Savings and club accounts	424	557	748
Certificates of deposit	18,104	16,734	16,373

	$20,526	$18,974	$19,212

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – DEPOSITS (CONTINUED)

The aggregate amount of certificates of deposit with a minimum denomination of $100,000 was $77,264,000 and $73,945,000 at December 31, 2007 and 2006, respectively.  In general, deposits in excess of $100,000 are not insured by the Federal Deposit Insurance Corporation. Deposits for certain retirement accounts are insured for up to $250,000.

NOTE 8 – BORROWINGS

The following is a summary of borrowed funds by type:

			Maximum
			Amount		Weighted
			Outstanding	Average	Average
		Weighted	at Month	Amount	Interest
	Balance	Average	End	Outstanding	Rate
	at End of	Interest	During the	During the	During the
	Year	Rate	Year	Year	Year
	(Dollars in thousands)
2007
FHLB advances	$80,000	3.94%	$80,000	$34,422	4.70%
Other borrowed funds	20,000	3.60	20,000	2,222	3.62%

2006
FHLB advances	$30,000	4.88%	$30,000	$30,000	4.88%

Federal Home Loan Bank Advances

Advances from the FHLB of Pittsburgh with rates ranging from 2.83% to 4.89% are due as follows:

		Weighted
		Average
	Amount	Rate
	(Dollars in Thousands)

2008	$—	—%
2009	—	—%
2010	—	—%
2011	30,000	4.88%
2012-2017	50,000	3.38%
	$80,000

Pursuant to collateral agreements with the FHLB, advances are secured by qualifying first mortgage loans, qualifying fixed-income securities, FHLB stock and an interest-bearing demand deposit account with the FHLB. As of December 31, 2007, the Bank has $92.0 million in qualifying collateral pledged against its advances.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – BORROWINGS (CONTINUED)

Maturity Date	Interest Rate	Strike Rate	Call Date	Amount
				(in thousands)

August 2011	4.89%	7.50%		$20,000
August 2011	4.87%	7.50%		10,000
November 2017	3.62%		November 2010	15,000
November 2017	3.87%		November 2011	15,000
December 2017	2.83%		March 2008	20,000
				$80,000

For the borrowings that contractually mature in August 2011, if three-month LIBOR is greater than or equal to the Strike Rate, the FHLB can notify the Bank of its intention to convert the borrowing to an adjustable-rate advance equal to three-month LIBOR (4.70% at December 31, 2007) plus .2175% on a quarterly basis. The Bank has the option to repay these advances at each of the option dates without penalty. Accordingly, the contractual maturities above may differ from actual maturities.

The borrowings that contractually mature in November 2017 may be called by the FHLB on the call date disclosed in the above table. If the borrowing is called, the Bank has the option to either pay off the borrowing without penalty or the borrowing’s fixed rate resets to a variable rate of three-month LIBOR plus .10%. Subsequent to the call date, the borrowings are callable by the FHLB quarterly.  Accordingly, the contractual maturities above may differ from actual maturities.

The borrowing that contractually matures in December 2017 may be called by the FHLB on the call date disclosed in the above table. If the borrowing is called, the Bank has the option to either pay off the borrowing without penalty or the borrowing’s fixed rate resets to a variable rate of three-month LIBOR plus .11%.  Subsequent to the call date, the borrowing is callable by the FHLB quarterly.  Accordingly, the contractual maturities above may differ from actual maturities.

The Bank has a maximum borrowing capacity with the Federal Home Loan Bank of approximately $435.9 million at September 30, 2007, the latest date for which information is available.

As a member of the FHLB of Pittsburgh, the Bank is required to acquire and hold shares of capital stock in the FHLB of Pittsburgh in an amount of at least equal to 4.65% of its advances from the FHLB of Pittsburgh, plus 0.65% of the unused borrowing capacity.  The Bank was in compliance with this requirement with a stock investment in the FHLB of Pittsburgh of $5.9 million at December 31, 2007.

Other Borrowed Funds

Other borrowed funds of $20.0 million contractually mature in November 2014 and may be called by the lender in November 2009.  Subsequent to the call date, the borrowing is callable by the lender quarterly. Accordingly, the contractual maturities above may differ from actual maturities.

Mortgage backed securities with a carrying value of $22.3 million at December 31, 2007 were pledged as collateral for these other borrowed funds.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – EMPLOYEE BENEFITS

Defined Benefit Plan

The Bank has a qualified non-contributory defined benefit retirement plan covering all employees meeting certain eligibility requirements.  The assets of the Bank’s defined benefit plan are held by a trustee and invested in mutual funds and cash equivalents.  For the years ended December 31, 2007, 2006 and 2005, the composition of the funds was 0%, 33.0% and 96.1%, respectively, in mutual funds and 100.0%, 67.0% and 3.9%, respectively, in cash.  Certain cash equivalents are held in deposit accounts at the Bank.  The investment strategy of the Plan is to maintain an adequate return while meeting the liquidity needs of the Plan.  The benefits are based on each employee’s years of service and the average of the highest three or five consecutive annual salaries.  An employee becomes fully vested upon completion of five years of qualifying service.  It has been the Bank’s policy to fund the maximum amount that can be deducted for federal income tax purposes each year.   The Bank amended the plan and froze the benefits for current participants in the plan as of January 1, 2006.  In October 2006, the Bank resolved to settle the obligations to the plan participants in 2007 by terminating the plan, after obtaining required approvals.  The Bank is presently awaiting a determination letter from the IRS before settling its plan obligations.

Effective December 31, 2006, the Bank adopted SFAS Statement No. 158, “Employers’ Accounting for Defined Benefit Pensions and Other Post Retirement Plans.”

The following tables provide a roll forward of the changes in benefit obligations and plan assets for the most recent two years:

	2007	2006
	(In Thousands)
Change in benefit obligation:

Net benefit obligation at beginning of year	$2,389	$2,195
Interest cost	120	121
Actuarial loss	134	197
Benefits paid	—	(124)
Net benefit obligation at end of year	$2,643	$2,389

	2007	2006
	(In Thousands)
Change in plan assets:

Fair value of plan assets at beginning of year	$2,302	$1,934
Actual return on plan assets	105	204
Employer contributions	—	288
Benefits paid	—	(124)
Fair value of plan assets at end of year	$2,407	$2,302

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – EMPLOYEE BENEFITS (CONTINUED)

The fair value of plan assets included deposits held at the Bank of $407,000 and $395,000 at December 31, 2007 and 2006, respectively.

The following table provides a reconciliation of benefit obligations, plan assets and funded status of the plans:

	2007	2006
	(In Thousands)

Fair value of plan assets end of year	$2,407	$2,302
Net benefit obligation at end of year	2,643	2,389

Funded Status (plan assets less plan obligations)	$(236)	$(87)
Net amount recognized in the statement of condition	$(236)	$(87)
Amounts recognized in stockholders’ equity:
Net actuarial loss	$(139)	$(148)
Deferred tax asset	47	50
Amount recognized in accumulated other comprehensive loss	$(92)	$(98)

The following is a summary of significant actuarial assumptions (weighted average basis) at December 31, 2007, 2006 and 2005:

	2007	2006	2005

Discount rate	5.00%	5.00%	5.50%
Expected long-term rate of return on plan assets	5.25	5.25	8.00
Rate of compensation increase	—	—	5.00

The Bank determined the long-term rate of return on plan assets based on current and expected asset allocations as well as historical returns and current market conditions.  The discount rate assumptions were based on the short-term plan cash outflows expected to occur when the plan liquidates in 2008.

The following table sets forth the components of the defined benefit plan costs for the years presented:

	2007	2006	2005
	(In Thousands)

Service cost	$—	$—	$300
Interest cost	120	121	131
Return on plan assets	(105)	(204)	(110)
Amortization of unrecognized net actuarial loss	143	49	3
Curtailment loss	—	—	375
Net periodic benefit costs (income) reported in salaries, benefits and other compensation expense	$158	$(34)	$699

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – EMPLOYEE BENEFITS (CONTINUED)

401(k) Plan

The Bank also has a 401(k) retirement plan covering all employees meeting certain eligibility requirements.  Employees may contribute a percentage of their salary to the Plan each year, subject to limitations which are set by law.  The Bank matches a portion of each employee contribution and also may make discretionary contributions, based on the Bank’s performance.  The Bank provides a matching contribution equivalent to 33% of the first 6% of the contribution made by an employee.  The Bank’s matching contribution rate changed as of January 1, 2006 from 25% to 33%.  The Bank’s contributions to the plan on behalf of its employees resulted in an expenditure of $83,000, $94,000 and $27,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

Employee Stock Ownership Plan

The ESOP is a tax-qualified plan designed to invest primarily in the Bancorp’s common stock that provides employees meeting certain eligibility requirements with the opportunity to receive a funded retirement benefit, based primarily on the value of the Bancorp’s common stock.  The ESOP purchased 575,446 shares of common stock in the Bancorp’s minority stock offering at a price of $10.00 per share with the proceeds of a loan from the Bancorp to the ESOP.  The outstanding loan principal balance at December 31, 2007 and 2006 was $5,019,000 and $5,232,000, respectively.

Shares of the Bancorp’s common stock pledged as collateral for the loan are released from the pledge for allocation to Plan participants as loan payments are made.  The Bank releases shares annually based upon the ratio that the current principal and interest payment bears to the current and remaining scheduled future principal and interest payments.  Dividends declared on common stock held by the ESOP and not allocated to the account of a participant can be used to repay the loan.

At December 31, 2007, there were a total 76,726 shares, 38,363 shares in both 2007 and 2006, allocated and committed to be released. ESOP shares that were unallocated at that date totaled 498,720 and had a fair market value of $5,685,000.  ESOP compensation expense for the years ended December 31, 2007 and 2006 was $498,000 and $512,000, respectively, representing the average fair market value of shares allocated or committed to be released during the year.

Long-Term Incentive Plan

The Bank maintains the Fox Chase Bank Executive Long-Term Incentive Plan (the “Incentive Plan”) to retain and attract key officers who contribute to the financial and business success of the Bank.  On an annual basis, the Board of Directors considers granting a long-term incentive award for the President and Chief Executive Officer of the Bank and the President and Chief Executive Officer recommends the incentive award amounts for each eligible employee.  Substantially all of the awards vest over a five-year period with 60% of the award vesting on the third anniversary of the plan year to which the award was granted, 80% on the fourth anniversary and 100% on the fifth anniversary, unless otherwise determined by the Board of Directors on date of grant.  All plan assets are invested in Bancorp common stock.  The Incentive Plan became effective January 1, 2006.  During 2007 and 2006, the Bank recorded compensation expense of $159,000 and $144,000, respectively, for the Incentive Plan.  Remaining unvested compensation, which is invested in Bancorp common stock, is $312,000 at December 31, 2007.  Such amounts will be ratably recognized as compensation expense over the remaining vesting periods.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – STOCK BASED COMPENSATION

At the Bancorp’s annual meeting of stockholders on May 22, 2007, stockholders approved the Fox Chase Bancorp, Inc. 2007 Equity Incentive Plan (the “Plan”).  The Plan provides for a total of 1,007,030 shares of common stock for issuance upon the grant or exercise of awards.  Of the shares available under the Plan, 719,307 may be issued in connection with the exercise of stock options and 287,723 may be issued as restricted stock.  The Plan allows for the granting of non-statutory stock options (“NSOs”), incentive stock options and restricted stock. Options are granted at no less than the fair value of the Bancorp’s common stock on the date of the grant.

On August 31, 2007, certain officers, employees and outside directors were granted an aggregate of 521,800 NSOs and 203,900 shares of restricted stock.  Additionally, the Company granted an additional 1,000 shares to an officer in November 2007.  In accordance with SFAS No. 123R, “Share-Based Payments,” the Company began to expense the fair value of all share-based compensation grants over the requisite service periods.

In September 2007, the Bancorp’s Board of Directors approved the funding of a trust that purchased 287,500 shares of Bancorp’s common stock, or approximately 1.96% of the Bancorp’s outstanding common stock, to fund restricted stock awards under the Plan.  The 287,500 shares were purchased by the trust at a weighted average cost of $13.02 per share.

In accordance with Securities Exchange Commission Staff Accounting Bulletin (“SAB”) No. 107, the Company classifies share-based compensation for employees and outside directors within “Salaries, benefits and other compensation” in the Consolidated Statements of Operations to correspond with the same line item as compensation paid. Additionally, SFAS No. 123R requires the Company to report (1) the expense associated with the grants as an adjustment to operating cash flows and (2) any benefits of realized tax deductions in excess of previously recognized tax benefits on compensation expense as a financing cash flow.  There were no such excess tax benefits in 2007.

Stock options vest over a five-year service period and expire ten years after grant date.  The Company recognizes compensation expense for the fair values of stock options using the straight-line method over the requisite service period for the entire award.

Restricted shares vest over a five-year service period.  The product of the number of shares granted and the grant date market price of the Company’s common stock determine the fair value of restricted shares under the Company’s restricted stock plan.  The Company recognizes compensation expense for the fair value of restricted shares on a straight-line basis over the requisite service period for the entire award.

During the year ended December 31, 2007, the Company recorded $271,000 of stock based compensation expense, comprised of stock option expense of $111,000 and restricted stock expense of $160,000.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – STOCK BASED COMPENSATION (Continued)

The following is a summary of the Bancorp’s stock option activity and related information for the 2007 Equity Incentive plan for the year ended December 31, 2007:

Weighted
		Weighted	Average
	Number of	Average	Remaining	Aggregate
	Stock	Exercise	Contractual	Intrinsic
	Options	Price	Life	Value

Outstanding at December 31, 2006	—	$—
Granted	522,800	12.38
Exercised	—	—
Forfeited	(4,000)	12.38
Outstanding at December 31, 2007	518,800	$12.38	9.7 years	$—
Exercisable at December 31, 2007	—	—	—	—

Management estimated the fair values of all option grants using the Black-Scholes option-pricing model.  Since there is limited historical information on the volatility of the Bancorp’s stock, management considered the average volatilities of comparable public companies over a period equal to the expected life of the options in determining the expected volatility rate used in the estimation of fair value.  Management estimated the expected life of the options using the simplified method allowed under SAB No. 107.  The risk-free rate was determined utilizing the Treasury yield for the expected life of the option contract.

The fair value of the stock option grants was estimated with the following weighted average assumptions:

2007
Expected dividend yield	1.90%
Expected volatility	25.00%
Risk-free interest rate	4.13% - 4.33%
Expected option life in years	6.50

The following is a summary of the Bancorp’s unvested options as of December 31, 2007 and changes therein during the twelve months then ended:

	Weighted
	Number of	Average
	Stock	Grant Date
	Options	Fair Value

Unvested at December 31, 2006	—	$—
Granted	522,800	3.40
Exercised	—	—
Forfeited	(4,000)	$3.40
Unvested at December 31, 2007	518,800	$3.40

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – STOCK BASED COMPENSATION (CONTINUED)

Expected future expense relating to the 518,800 non-vested options outstanding as of December 31, 2007 is $1.6 million over a weighted average period of 4.7 years.

The following is a summary of the status of the Bancorp’s restricted stock as of December 31, 2007 and changes therein during the year then ended:

		Weighted
	Number of	Average
	Restricted	Grant Date
	Shares	Fair Value
Unvested at December 31, 2006	—	$—
Granted	203,900	12.38
Vested	—	—
Forfeited	(500)	$12.38
Unvested at December 31, 2007	203,400	$12.38

Expected future compensation expense relating to the 203,400 restricted shares at December 31, 2007 is $2.2 million over a weighted average period of 4.7 years.

NOTE 11 – INCOME TAXES

The components of income tax expense (benefit) for the years ended December 31, 2007, 2006 and 2005 are as follows (in thousands):

	December 31,
	2007	2006	2005
Federal:
Current	$596	$(313)	$950
Deferred	(141)	997	2,025
	455	684	2,975

State, current	5	—	—
	$460	$684	$2,975

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – INCOME TAXES (CONTINUED)

The provision (benefit) for income taxes differs from the statutory rate of 34% due to the following (in thousands):

	December 31,
	2007	2006	2005

Federal income tax at statutory rate of 34%	$813	$1,468	$3,038
Tax exempt interest, net	(265)	(272)	(222)
Bank-owned life insurance	(149)	(145)	(152)
ESOP compensation expense	39	44	—
Other, net	17	(99)	(1)
State taxes	(43)	(58)	(22)
Increase (decrease) in valuation allowance	48	(254)	334

Total provision	$460	$684	$2,975

Effective tax rate	19.25%	15.84%	33.30%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – INCOME TAXES (CONTINUED)

The net deferred tax asset consisted of the following components as of December 31, 2007 and 2006 (in thousands):

	December 31,
	2007	2006
Deferred tax assets:
Allowance for loan losses	$1,148	$1,003
Loan origination fees	—	88
Nonaccrual interest	6	7
Unrealized losses on securities available-for-sale	—	482
Accrued compensation	119	49
Organizational costs	2	3
Equity incentive plans	92	—
Accrued expenses	56	32
Deferred lease liability	39	—
Unfunded pension obligation — SFAS No. 158	47	50
Charitable contribution carryover	483	535
State net operating loss carryforward	676	628
Capital loss carryover	—	318
	2,668	3,195
Valuation allowance	(676)	(628)
	1,992	2,567
Deferred tax liabilities:
Prepaid expense deduction	174	197
Mortgage servicing rights	363	400
Loan origination costs	142	148
Depreciation of premises and equipment	570	735
Unrealized gains on securities available-for-sale	333	—
	1,582	1,480

Net Deferred Tax Asset	$410	$1,087

Based on the Company’s history of prior earnings and its expectation of future taxable income, management anticipates that it is more likely than not that the above deferred tax assets, except the state net operating loss carryforward, will be realized.

Retained earnings include $5,986,000 at December 31, 2007, 2006 and 2005, for which no provision for federal income tax has been made. This amount represents deductions for bad debt reserves for tax purposes, which were only allowed to savings institutions that met certain criteria prescribed by the Internal Revenue Code of 1986, as amended. The Small Business Job Protection Act of 1996 (the “Act”) eliminated the special bad debt deduction granted solely to thrifts. Under the terms of the Act, there would be no recapture of the pre-1988 (base year) reserves. However, these pre-1988 reserves would be subject to recapture under the rules of the Internal Revenue Code if the Company pays a cash dividend in excess of earnings and profits, or liquidates.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – INCOME TAXES (CONTINUED)

As of December 31, 2007 and 2006, the Company had approximately $0 and $935,000 of capital loss carryforwards for federal income tax purposes, respectively, resulting in a deferred tax asset of $0 and $318,000, respectively, at those dates.

The Company had a charitable contribution carryover of $1,422,000 as of December 31, 2007, resulting in a deferred tax asset of $483,000. Utilization of this carryover is limited to 10% of taxable income on an annual basis. Such carryover will expire on December 31, 2011, if not utilized.

Approximately $676,000 of gross deferred tax assets were related to state tax net operating losses at December 31, 2007. The Company has assessed a valuation allowance of $676,000 on this entire deferred tax asset due to an expectation of such net operating losses expiring before being utilized. The Company has $9,589,000 of state net operating losses which will begin to expire in 2008 if not utilized.

Effective January 1, 2007, the Company adopted FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.”  As of January 1, 2007 and December 31, 2007, the Company had no material unrecognized tax benefits or accrued interest and penalties.  The Company’s policy is to account for interest as a component of interest expense and penalties as a component of other expense. Federal and state tax years 2004 through 2007 were open for examination as of December 31, 2007.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Lending Operations

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized on the statements of financial condition.

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

A summary of the Company’s financial instrument commitments at December 31, 2007 and 2006 is as follows (in thousands):

	December 31,
	2007	2006

Commitments to grant loans	$52,107	$40,134
Unfunded commitments under lines of credit	36,232	29,232
Standby letters of credit	1,489	112

	$89,828	$69,478

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation. Collateral held varies, but includes principally residential or commercial real estate. Fixed rate commitments to grant loans were $7,884,000 and $4,346,000 as of December 31, 2007 and December 31, 2006, respectively. The interest rates on these fixed rate loans ranged from 5.875% to 9.44% as of December 31, 2007 and 5.875% to 7.85% as of December 31, 2006.

Legal Proceedings

The Company is periodically subject to various pending and threatened legal actions which involve claims for monetary relief. Based upon information presently available to the Company, it is the Company’s opinion that any legal and financial responsibility arising from such claims will not have a material adverse effect on the Company’s results of operations.

Data Processing

The Company has entered into contracts with third-party providers to manage the Company’s network operations, data processing and other related services. The projected amount of the Company’s future minimum payments contractually due after December 31, 2007 is as follows (in thousands):

2008	$1,791
2009	1,531
2010	3
2011	—
2012	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – STOCKHOLDERS’ EQUITY

The Bank is subject to various regulatory capital requirements administered by federal banking agencies.  The Bancorp, as a savings and loan holding company, is not subject to separate capital requirements.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets, and of Tier 1 capital to total assets, as defined. Management believes, as of December 31, 2007, that the Bank meets all capital adequacy requirements to which it was subject.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – STOCKHOLDERS’ EQUITY (CONTINUED)

As of December 31, 2007, the Bank is categorized as well capitalized under the regulatory framework for prompt corrective action.  There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Bank’s actual capital amounts and ratios at December 31, 2007 and 2006 and the minimum amounts and ratios required for capital adequacy purposes and to be well capitalized under the prompt corrective action provisions are as follows:

	Actual		For Capital Adequacy Purposes		To be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
December 31, 2007
Total risk-based capital (to risk- weighted assets)	$101,010	22.54%	$ ≥35,858	≥8.0%	$ ≥44,823	≥10.0%
Tier 1 capital (to risk-weighted assets)	97,634	21.78	≥17,929	≥4.0	≥26,894	≥ 6.0
Tier 1 capital (to adjusted assets)	97,634	12.03	≥32,472	≥4.0	≥40,590	≥ 5.0

December 31, 2006:
Total risk-based capital (to risk- weighted assets)	$97,701	27.62%	$ ≥28,297	≥8.0%	$ ≥35,371	≥10.0%
Tier 1 capital (to risk-weighted assets)	94,751	26.79	≥14,148	≥4.0	≥21,222	≥ 6.0
Tier 1 capital (to adjusted assets)	94,751	12.49	≥30,343	≥4.0	≥37,929	≥ 5.0

The Company’s ability to pay dividends is limited by statutory and regulatory requirements.  The Company may not declare nor pay dividends on its stock if such declaration or payment would violate statutory or regulatory requirements.  During 2007, the Bancorp purchased 287,500 shares of common stock to fund its equity incentive plan for $3.7 million which was recorded as common stock acquired by stock benefit plans on the Bancorp’s statements of condition.  Additionally, the Bancorp repurchased 327,000 shares of common stock in 2007 in conjunction with a stock repurchase program for $3.9 million, which was recorded at treasury stock, at cost, on the Company’s statements of condition.

During 2005, the Bank’s primary regulator, the Office of Thrift Supervision (the “OTS”), determined the Bank was in “troubled condition” and issued a Cease and Desist Order (the “Order”) instructing the Bank to discontinue the origination of certain types of loans until further notice, among other restrictions.  On June 28, 2006, the OTS terminated the Order, and also noted that the Bank is no longer deemed to be in a “troubled condition.”

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 – FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at December 31, 2007 and 2006:

Cash and Cash Equivalents

The carrying amounts of cash and cash equivalents approximate their fair value.

Investment and Mortgage Related Securities — Available-for-Sale

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

Accrued Interest Receivable and Accrued Interest Payable

The carrying amount of accrued interest receivable and accrued interest payable approximates fair value.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 – FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

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

Federal Home Loan Bank Advances and Other Borrowed Funds

Fair value of Federal Home Loan Bank advances and other borrowed funds are estimated using discounted cash flow analyses, based on rates currently available to the Bank for advances with similar terms and remaining maturities.

Off-Balance Sheet Financial Instruments

Fair value of commitments to extend credit are estimated using the fees currently charged to enter into similar agreements, taking into account market interest rates, the remaining terms and present credit worthiness of the counterparties.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 – FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

The estimated fair values of the Company’s financial instruments at December 31, 2007 and 2006 were as follows (in thousands):

	December 31
	2007		2006
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Financial assets:
Cash and cash equivalents	$31,275	$31,275	$134,441	$134,441
Investment securities available-for-sale	91,159	91,159	70,112	70,112
Mortgage related securitiesavailable-for-sale	205,145	205,145	158,320	158,320
Loans receivable, net	447,035	443,599	355,617	350,430
Loans held for sale	—	—	1,194	1,194
Mortgage servicing rights	1,066	1,258	1,177	1,623
Federal Home Loan Bank stock	5,875	5,875	4,422	4,422
Accrued interest receivable	3,360	3,360	3,397	3,397

Financial liabilities:
Savings and club accounts	54,019	54,019	64,338	64,338
Demand, NOW and money market Deposits	133,329	133,329	121,916	121,916
Certificates of deposit	398,212	401,446	410,280	410,942
Federal Home Loan Bank advances	80,000	81,837	30,000	29,933
Other borrowed funds	20,000	18,792	—	—
Accrued interest payable	504	504	298	298

Off-balance sheet instruments	—	674	—	521

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 – COMPREHENSIVE INCOME

Comprehensive income for the years ended December 31, 2007, 2006 and 2005 is as follows (in thousands):

	December 31,
	2007	2006	2005

Net income	$1,930	$3,634	$5,960

Other comprehensive income (loss)

Unrealized holding gains (losses) arising during the period, net of taxes (2007 —$860, 2006- $777, 2005 — $(1,114))	1,616	1,447	(2,163)

Less: Reclassification adjustment for gains (losses) included in net income, net of taxes (2007 - $44, 2006 - $0, 2005 - $ (275))	86	—	(534)

Plus: Amortization of pension actuarial loss, net of taxes	7	—	—

Other comprehensive income (loss)	1,537	1,447	(1,629)

Comprehensive income	$3,467	$5,081	$4,331

NOTE 16 – RELATED PARTY TRANSACTIONS

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

An analysis of the activity of loans to directors and executive officers as of December 31, 2007 and 2006 is as follows (in thousands):

	December 31,
	2007	2006
Beginning balance	$—	$5,277
New loans and line of credit advances	—	—
Repayments	—	—
Change in directors and executive officers	—	(5,277)

Ending balance	$—	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 – IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets, an amendment of SFAS No. 140.”  SFAS No. 156 amends SFAS No. 140 with respect to the accounting for separately recognized servicing assets and servicing liabilities by requiring an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract; requires all separately recognized servicing assets and liabilities to be initially measured at fair value, if practical; and permits an entity to choose either of the following methods by which it will subsequently measure each class of separately recognized servicing assets and liabilities:

                                                1.                                 Amortization method - Amortize the servicing assets or liabilities in proportion to and over the period of estimated net servicing income or loss and assess servicing assets and liabilities for impairment or an increase in obligation based on the fair value at each reporting period.

                                                2.                                 Fair value measurement method - Measure servicing assets or liabilities at fair value at each reporting date and report changes in fair value in earnings in the period in which the change occurs.

SFAS No. 156 is effective for fiscal years beginning after September 15, 2006.  The Company adopted this statement in 2007 and there was no effect on its results of operations or financial position as the Company was already utilizing the amortization method.

In June 2006, FASB issued Financial Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes — an interpretation of SFAS Statement No. 109. FIN 48 provides guidance on financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. According to the Interpretation, a tax position is recognized if it is more likely than not that the tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. If the tax position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize and should be measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company’s policy is to account for interest as a component of interest expense and penalties as a component of other expense. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006.  The Company adopted this statement in 2007 and there was no effect on its results of operations or financial position, if any.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement”.  This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute.  Accordingly, this statement does not require any new fair value measurements.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007.  Earlier adoption is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year.  The Company intends to adopt this statement in 2008 and does not believe it will have a material impact on its results of operations or financial position, if any.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 – IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

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

Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS 157.  The Company has determined that it will adopt this statement effective January 1, 2008 for selected financial instruments and does not believe it will have a material effect on its results of operations or financial position.

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements (SFAS 160).  SFAS 160 will require noncontrolling interests (previously referred to as minority interests) to be treated as a separate component of equity, not as a liability or other item outside of permanent equity.  The statement applies to the accounting for noncontrolling interests and transactions with noncontolling interest holders in consolidated financial statements.  SFAS 160 is effective for periods beginning on or after December 15, 2008, with earlier application prohibited.  The Company does not believe this statement will have a material effect on its results of operations or financial position, if any.

The FASB approved the Emerging Issues Task Force (“EITF”) Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.”  In this issue, the EITF concluded that an endorsement split-dollar life insurance policy does not effectively settle an employer’s obligation to provide the post retirement benefit that the policy was designed to provide.

This guidance applies to all post retirement endorsement split-dollar arrangements.  This will not impact split dollar plans that only provide pre-retirement death benefits.

The accrual for the liability would be calculated in one of two ways:

•                  the actuarial present value of the future death benefit; or

•                  the cost of insurance of the policy during the post-retirement period.

Compliance with this EITF must be applied to fiscal years beginning after December 15, 2007 (January 1, 2008 for calendar year entities).  It can be made through a cumulative—effect adjustment to retained earnings in the year of adoption or as a change in accounting principles through retrospective application to all prior periods. The Company intends to adopt this EITF in 2008, has evaluated the impact of this EITF and determined that it will not be material to the Company’s results of operations or financial position.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 – IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

At its September 2006 meeting, the EITF reached a final consensus on Issue 06-05, “Accounting for Purchases of Life Insurance — Determining the Amount That Could be Realized in Accordance with FASB Technical Bulletin No. 85-4.” Issue 06-05 concludes that in determining the amount that could be realized under an insurance contract accounted for under FASB Technical Bulletin No. 85-4, “Accounting for Purchases of Life Insurance,” the policyholder should (1) consider any additional amounts included in the contractual terms of the policy; and (2) assume the surrender value on a individual-life by individual-life policy basis.  Issue 06-05 should be adopted through either (1) a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption or (2) a change in accounting principle through retrospective application to all prior periods. Issue 06-05 is effective for fiscal years beginning after December 15, 2006. The Company adopted this EITF in 2007 and it did not have a material effect on the Company’s financial position or results of operations.

NOTE 18 – PARENT COMPANY ONLY FINANCIAL STATEMENTS

The following condensed financial statements for Fox Chase Bancorp, Inc. (parent company only) reflect the investment in its wholly owned subsidiary, Fox Chase Bank, using the equity method of accounting.  Due to the timing of the Bank’s reorganization into the mutual holding company form and the completion of the Bancorp’s initial public offering on September 29, 2006, the results for 2006 include the operations for Fox Chase Bancorp, Inc. from that date.

CONDENSED BALANCE SHEET

	December 31,
	2007	2006
	(In Thousands)
ASSETS
Cash and due from banks	$30	$32
Interest-bearing deposits with banks	19,099	26,283
Total cash and cash equivalents	19,129	26,315
Investment in subsidiary	98,129	93,808
Deferred tax asset	510	510
ESOP loan	5,019	5,232

Total Assets	$122,787	$125,865

LIABILITIES AND STOCKHOLDERS’ EQUITY
Due to subsidiary	97	152
Other liabilities	319	68
Total Liabilities	416	220

Stockholders’ Equity	122,371	125,645

Total Liability and Stockholders’ Equity	$122,787	$125,865

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18 – PARENT COMPANY ONLY FINANCIAL STATEMENTS (CONTINUED)

CONDENSED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2007	2006
	(In Thousands)
INCOME
Interest on deposits with banks	$986	$105
Interest on ESOP loan	432	121
Gain on sale of stock	18	—
Other income	1	—

Total Income	1,437	226

EXPENSES
Contribution to charitable foundation	—	1,500
Other expenses	1,318	273

Total Expenses	1,318	1,773

Income (loss) before income tax expense (benefit) and equity in undistributed net earnings of subsidiary	119	(1,547)

Income tax expense (benefit)	45	(529)
Income (loss) before equity in undistributed net earnings of subsidiary	74	(1,018)

Equity in undistributed net earnings of subsidiary	1,856	4,652

Net Income	$1,930	$3,634

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18 – PARENT COMPANY ONLY FINANCIAL STATEMENTS (CONTINUED)

CONDENSED STATEMENTS OF CASH FLOWS

	For the years ended
	December 31,
	2007	2006
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES

Net income	$1,930	$3,634
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiary	(1,856)	(4,652)
Net realized gain on sale of securities	(18)	—
Contribution to charitable foundation	—	1,349
Deferred income taxes	—	(510)
Increase in other liabilities	196	220
Net Cash Provided by Operating Activities	252	41

CASH FLOWS FROM INVESTING ACTIVITIES

Investment securities, available for sale:
Purchases	(89)	—
Proceeds from sales	107	—
Issuance of ESOP loan	—	(5,755)
Loan payment received on ESOP loan	213	523
Capital contribution to subsidiary	—	(30,000)
Net Cash Provided (Used) by Investing Activities	231	(35,232)

CASH FLOWS FROM FINANCING ACTIVITIES

Common stock issued in conversion	—	147
Repurchase of treasury shares	(3,924)	—
Acquisition of stock to fund equity incentive plan	(3,745)	—
Proceeds from stock offering, net	—	61,359
Net Cash (Used) Provided by Financing Activities	$(7,669)	$61,506

Net (Decrease) Increase in Cash and Cash Equivalents	(7,186)	26,315

Cash and Cash Equivalents - Beginning	26,315	—

Cash and Cash Equivalents - Ending	$19,129	$26,315

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19 – QUARTERLY FINANCIAL DATA (UNAUDITED)

The following represents summarized quarterly financial data of Fox Chase Bancorp, Inc, which, in the opinion of management, reflects all adjustments (comprising only normal recurring accruals, except as indicated in Note 2) necessary for a fair presentation.

Three Months Ended	12/31/07	9/30/07	6/30/07	3/31/07	12/31/06	9/30/06	6/30/06	3/31/06
	(In Thousands, except per share data)

Interest income	$10,851	$10,593	$10,026	$9,587	$10,181	$9,106	$9,007	$8,883
Interest expense	5,817	5,684	5,513	5,236	5,321	5,228	5,059	4,851
Net interest income	5,034	4,909	4,513	4,351	4,860	3,878	3,948	4,032
Provision (credit) for loan losses	225	125	75	—	(2,233)	(2,778)	(383)	—
Net interest income after credit for loan losses	4,809	4,784	4,438	4,351	7,093	6,656	4,331	4,032

Noninterest income	620	387	1,253	436	621	436	588	428
Noninterest expense	5,063	4,626	4,542	4,457	5,289	5,706	4,686	4,186
Income before taxes	366	545	1,149	330	2,425	1,386	233	274
Income tax provision (benefit)	36	90	297	37	410	365	(97)	6
Net income	$330	$455	$852	$293	$2,015	$1,021	$330	$268

Per Common Share Data (1)
Weighted average common shares — basic	13,777,040	14,116,856	14,116,693	14,107,103	14,080,564	—	—	—

Weighted average common shares — diluted	13,814,595	14,155,596	14,155,560	14,145,970	14,117,509	—	—	—

Net income per share — basic	$0.02	$0.03	$0.06	$0.02	$0.14	—	—	—
Net income per share — diluted	$0.02	$0.03	$0.06	$0.02	$0.14	—	—	—

(1)Due to the timing of the Bank’s reorganization into the mutual holding company form and the completion of the Bancorp’s initial public offering on September 29, 2006, earnings per share for the three months ended September 30, 2006, June 30, 2006 and March 31, 2006 are not considered meaningful or are not applicable.

SIGNATURES

                Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOX CHASE BANCORP, INC.

Date: March 14, 2008	By:	/s/ Thomas M. Petro
Thomas M. Petro
President and Chief Executive Officer

                Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Thomas M. Petro	President, Chief Executive Officer	March 14, 2008
Thomas M. Petro	and Director
(principal executive officer)

/s/ Jerry D. Holbrook	Chief Financial Officer and	March 14, 2008
Jerry D. Holbrook	Secretary
(principal financial officer)

/s/ Roger S. Deacon	Chief Accounting Officer	March 14, 2008
Roger S. Deacon	(principal accounting officer)

/s/ Roger H. Ballou	Director	March 14, 2008
Roger H. Ballou

/s/ Richard E. Bauer	Director	March 14, 2008
Richard E. Bauer

/s/ Todd S. Benning	Director	March 14, 2008
Todd S. Benning

/s/ Richard M. Eisenstaedt	Director	March 14, 2008
Richard M. Eisenstaedt

/s/ Anthony A. Nichols, Sr.	Director	March 14, 2008
Anthony A. Nichols, Sr.

/s/ Peter A. Sears	Director	March 14, 2008
Peter A. Sears

S-1