Form 10-Q
period 2008-03-31
Fox Chase Bancorp Inc
filed 2008-05-09
CIK 1359111

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

As of May 2, 2008, there were 14,321,550 shares of the registrant’s common stock outstanding.

FOX CHASE BANCORP, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FOX CHASE BANCORP, INC

Consolidated Statements of Condition

(In Thousands, Except Share Data)

	March 31, 2008	December 31, 2007
	(Unaudited)

ASSETS

Cash and due from banks	$2,692	$3,307
Interest-earning demand deposits in other banks	8,990	7,968
Money market funds	70,687	20,000
Total cash and cash equivalents	82,369	31,275
Investment securities available-for-sale	20,920	91,159
Mortgage related securities available-for-sale	264,156	205,145
Loans, net of allowance for loan losses of $3,540 and $3,376 at March 31, 2008 and December 31, 2007, respectively	458,464	447,035
Federal Home Loan Bank stock, at cost	7,621	5,875
Bank-owned life insurance	11,873	11,762
Premises and equipment	14,253	14,466
Accrued interest receivable	3,428	3,360
Mortgage servicing rights	1,032	1,066
Deferred tax asset, net	120	410
Other assets	1,181	1,366
Total Assets	$865,417	$812,919

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES

Deposits	$597,982	$585,560
Federal Home Loan Bank advances	119,368	80,000
Other borrowed funds	20,000	20,000
Advances from borrowers for taxes and insurance	2,077	2,374
Accrued interest payable	579	504
Accrued expenses and other liabilities	1,999	2,110
Total Liabilities	742,005	690,548

STOCKHOLDERS’ EQUITY

Preferred stock ($.01 par value; 1,000,000 shares authorized, none issued and outstanding at March 31, 2008 or December 31, 2007)	—	—
Common stock ($.01 par value; 35,000,000 shares authorized, 14,679,750 shares issued; 14,321,550 and 14,352,750 shares outstanding at March 31, 2008 and December 31, 2007, respectively)	147	147
Additional paid-in capital	63,154	62,909
Treasury stock (at cost, 358,200 and 327,000 shares at March 31, 2008 and December 31, 2007, respectively)	(4,276)	(3,924)
Common stock acquired by benefit plans	(8,636)	(8,732)
Retained earnings	71,820	71,475
Accumulated other comprehensive income, net	1,203	496
Total Stockholders’ Equity	123,412	122,371

Total Liabilities and Stockholders’ Equity	$865,417	$812,919

See accompanying notes to the unaudited consolidated financial statements.

FOX CHASE BANCORP, INC

Consolidated Statements of Operations

(In Thousands, Except Per Share Data)

	Three Months Ended March 31,
	2008	2007
	(Unaudited)

INTEREST INCOME
Interest and fees on loans	$7,128	$5,548
Interest on money market funds	275	—
Interest on mortgage related securities available-for-sale	2,904	1,818
Interest on investment securities available-for-sale:
Taxable	651	453
Nontaxable	168	245
Dividend income	58	66
Other interest income	70	1,457
Total Interest Income	11,254	9,587

INTEREST EXPENSE
Deposits	5,107	4,870
Federal Home Loan Bank advances	1,030	366
Other borrowed funds	182	—
Total Interest Expense	6,319	5,236

Net Interest Income	4,935	4,351
Provision for loan losses	175	—
Net Interest Income after Provision for Loan Losses	4,760	4,351

NONINTEREST INCOME
Service charges and other fee income	191	216
Net gain on sale of:
Securities available-for-sale	70	—
Loans	3	57
Income on bank-owned life insurance	111	107
Other	18	56
Total Noninterest Income	393	436

NONINTEREST EXPENSE
Salaries, benefits and other compensation	2,798	2,417
Occupancy expense	486	399
Furniture and equipment expense	216	232
Data processing costs	393	373
Professional fees	313	474
Marketing expense	95	121
FDIC premiums	30	20
Other	391	421
Total Noninterest Expense	4,722	4,457
Income Before Income Taxes	431	330
Income tax provision	86	37
Net Income	$345	$293
Earnings per share:
Basic	$0.03	$0.02
Diluted	$0.03	$0.02

See accompanying notes to the unaudited consolidated financial statements.

FOX CHASE BANCORP, INC

Consolidated Statements of Changes in Equity

Three Months Ended March 31, 2008

(In Thousands, Unaudited)

	Common Stock	Additional Paid in Capital	Treasury Stock	Common Stock Acquired by Benefit Plans	Retained Earnings	Accumulated Other Comprehensive Income, Net	Total Equity
BALANCE - DECEMBER 31, 2007	$147	$62,909	$(3,924)	$(8,732)	$71,475	$496	$122,371
Purchase of treasury stock			(352)				(352)
Stock based compensation expense		208					208
Unallocated ESOP shares committed to employees		11		96			107
Shares allocated in long-term incentive plan		26					26
Net income					345		345
Other comprehensive income						707	707
BALANCE – MARCH 31, 2008	$147	$63,154	$(4,276)	$(8,636)	$71,820	$1,203	$123,412

See accompanying notes to the unaudited consolidated financial statements.

FOX CHASE BANCORP, INC

Consolidated Statements of Cash Flows

(In Thousands)

	Three Months Ended March 31,
	2008	2007
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$345	$293
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	175	—
Depreciation	247	260
Net amortization of securities premiums and discounts	253	86
Provision (credit) for deferred income taxes	(80)	43
Shares committed to be released to the ESOP	107	131
Shares earned in the long-term incentive plan	26	36
Stock based compensation expense	208	—
Origination of loans held for sale	(497)	(5,557)
Proceeds from sale of loans held for sale	502	5,422
Net gain on sales of securities	(70)	—
Net gain on sales of loans	(3)	(57)
Earnings on investment in bank-owned life insurance	(111)	(107)
Decrease in mortgage servicing rights	34	27
Decrease in accrued interest receivable and other assets	115	109
Decrease in accrued interest payable, accrued expenses and other liabilities	(33)	(660)
Net Cash Provided by Operating Activities	1,218	26

CASH FLOWS FROM INVESTING ACTIVITIES
Investment securities available-for-sale:
Purchases	(12,360)	(89)
Proceeds from sales	72,398	—
Proceeds from maturities, calls and principal repayments	10,265	4,012
Mortgage related securities available-for-sale:
Purchases	(93,883)	—
Proceeds from sales	18,653	—
Proceeds from maturities, calls and principal repayments	17,046	12,716
Net increase in loans	(7,629)	(6,774)
Purchase of loan participations	(3,975)	(13,771)
Net (increase) decrease in Federal Home Loan Bank stock	(1,746)	229
Purchases of premises and equipment	(34)	(146)
Net Cash Used in Investing Activities	(1,265)	(3,823)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	12,422	(14,475)
Decrease in advances from borrowers for taxes and insurance	(297)	(514)
Purchase of treasury stock	(352)	—
Principal payments on Federal Home Loan Bank advances	(632)	—
Federal Home Loan Bank advances	40,000	—
Net Cash Provided by (Used in) Financing Activities	51,141	(14,989)

Net Increase (Decrease) in Cash and Cash Equivalents	51,094	(18,786)

CASH AND CASH EQUIVALENTS – BEGINNING	31,275	134,441

CASH AND CASH EQUIVALENTS – ENDING	$82,369	$115,655
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$6,251	$5,446
Income taxes paid	$283	$—

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

The Bancorp and the Bank (collectively referred to as the “Company”) provide a wide variety of financial products and services to individuals and businesses through the Bank’s eleven branches in Philadelphia, Richboro, Willow Grove, Warminster, Lahaska, Hatboro, Media and West Chester, Pennsylvania, and Ocean City, Marmora and Egg Harbor Township, New Jersey.  The operations of the Company are managed as a single business segment.  The Company competes with other financial institutions and other companies that provide financial services.

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

The consolidated financial statements include the accounts of the Bancorp and its wholly owned subsidiary, the Bank. The Bank’s operations include the accounts of its wholly owned subsidiary, Fox Chase Financial, Inc.  Fox Chase Financial, Inc. is a Delaware chartered investment holding company and its sole purpose is to manage and hold investment securities.  The financial statements do not include the transactions and balances of Fox Chase MHC.  All material inter-company transactions and balances have been eliminated in consolidation. Prior period amounts are reclassified, when necessary, to conform with the current year’s presentation.

The Company follows accounting principles and reporting practices which are in compliance with U.S. generally accepted accounting principles (“GAAP”). The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation and realizability of deferred tax assets and the evaluation of other than temporary impairment of investments.  These financial statements do not contain all necessary disclosures required by GAAP and therefore should be read in conjunction with the audited financial statements and the notes thereto included in Fox Chase Bancorp, Inc.’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 14, 2008.   These financial statements include all normal and recurring adjustments which management believes were necessary in order to conform to GAAP.  The results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

Per Share Information

The Company follows the provisions of SFAS No. 128, “Earnings Per Share.”  Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average common shares outstanding during the period.  Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock.  Unallocated shares in the ESOP and shares purchased to fund the 2007 Equity Incentive Plan are not included in either basic or diluted earnings per share.

The following table presents the reconciliation of the numerators and denominators of the basic and diluted EPS computations.

	Three Months Ended
	March 31,
	2008	2007
Net income	$345,000	$293,000

Weighted-average common shares outstanding	14,344,277	14,679,750
Average common stock acquired by stock benefit plans:
Unvested shares – long-term incentive plan	(25,114)	(38,867)
ESOP shares unallocated	(495,418)	(533,780)
Shares purchased by trust	(287,500)	—

Weighted-average common shares used to calculate basic earnings per share	13,536,245	14,107,103

Dilutive effect of:
Unvested shares – long-term incentive plan	25,114	38,867
Restricted stock awards	4	—

Weighted-average common shares used to calculate diluted earnings per share	13,561,363	14,145,970

Earnings per share-basic	$0.03	$0.02
Earnings per share-diluted	$0.03	$0.02

Outstanding common stock equivalents having no dilutive effect	806,196	—

NOTE 2 - INVESTMENT AND MORTGAGE RELATED SECURITIES

The amortized cost and fair value of securities available-for-sale as of March 31, 2008 and December 31, 2007 are summarized as follows:

	March 31, 2008 (Unaudited)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)

State and political subdivisions	$15,901	$168	$(46)	$16,023
Corporate securities	4,842	55	—	4,897
	20,743	223	(46)	20,920

Mortgage related securities	262,338	2,539	(721)	264,156

Total securities	$283,081	$2,762	$(767)	$285,076

	December 31, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)

Obligations of U.S. government agencies	$10,000	$16	$—	$10,016
State and political subdivisions	81,019	126	(2)	81,143
	91,019	142	(2)	91,159

Mortgage related securities	204,362	1,078	(295)	205,145

Total securities	$295,381	$1,220	$(297)	$296,304

NOTE 2 - INVESTMENT AND MORTGAGE RELATED SECURITIES (CONTINUED)

The following tables show gross unrealized losses and fair value of securities, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2008 and December 31, 2007:

	March 31, 2008 (Unaudited)
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)

State and political subdivisions	$1,735	$(46)	$—	$—	$1,735	$(46)
Mortgage related securities	84,778	(702)	7,171	(19)	91,949	(721)

Total securities	$86,513	$(748)	$7,171	$(19)	$93,684	$(767)

	December 31, 2007
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)

State and political subdivisions	$597	$(1)	$672	$(1)	$1,269	$(2)
Mortgage related securities	32,627	(78)	25,977	(217)	58,604	(295)

Total securities	$33,224	$(79)	$26,649	$(218)	$59,873	$(297)

NOTE 3 - LOANS

The composition of net loans at March 31, 2008, and December 31, 2007 is provided below (in thousands).

	March 31, 2008	December 31, 2007
	(Unaudited)
Real estate loans:
One-to four-family	$219,093	$215,817
Multi-family and commercial	80,260	76,287
Construction	49,647	46,471
	349,000	338,575

Consumer loans:
Home equity	66,254	68,431
Automobile	488	565
Lines of credit	9,753	9,642
Other	146	106
	76,641	78,744

Commercial loans	36,641	33,356

Total Loans	462,282	450,675

Deferred loan origination fees, net	(278)	(264)
Allowance for loan losses	(3,540)	(3,376)

Net Loans	$458,464	$447,035

The following table presents changes in the allowance for loan losses (in thousands):

	Three Months		Year
	Ended		Ended
	March 31,		December 31,
	2008	2007	2007
	(Unaudited)

Balance, beginning	$3,376	$2,949	$2,949
Provision for loan losses	175	—	425
Loans charged off	(12)	(1)	(2)
Recoveries	1	1	4

Balance, ending	$3,540	$2,949	$3,376

As of March 31, 2008 and December 31, 2007, the Bank had one interest rate swap in the notional amount of $1.2 million to hedge a 15-year fixed rate loan, which was earning interest at 7.43%.  The Company is receiving a variable rate payment of three-month LIBOR plus 2.24% and is paying a fixed rate payment of 7.43%. The swap matures in April 2022 and had a market value loss position of $116,000 and $60,000 at March 31, 2008 and December 31, 2007, respectively.

Effective January 1, 2008, the Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities - Including an Amendment of FASB Statement No. 115” (SFAS No. 159) which is further discussed in Note 9.  In conjunction with the adoption of SFAS No. 159, the Company identified two financial instruments to be designated for fair value reporting.  The identified instruments are the $1.2 million loan and the related swap discussed in the preceding paragraph.

As the loan is contractually current, the Company has determined the market value of the gain position of the loan is equal to the market value loss position of the swap as of both December 31, 2007 and March 31, 2008.  Accordingly, adopting SFAS No. 159 for these two financial instruments has no impact on the Company’s beginning of period retained earnings or the income statement for the three months ended March 31, 2008. The impact of adopting SFAS No. 159 had the balance sheet effect of increasing loans receivable and reducing other assets by $116,000 as of March 31, 2008.

The Company elected to adopt SFAS No. 159 for these two financial instruments as they represent the financial instruments associated with the Company’s only swap agreement.  The critical terms of the loan and the swap are a mirror image, except the loan includes a default interest rate clause.

NOTE 4 – MORTGAGE SERVICING ACTIVITY

Loans serviced for others are not included in the accompanying consolidated statements of condition. The unpaid principal balances of these loans were $114.3 million and $127.3 million at March 31, 2008 and 2007, respectively, and $118.1 million at December 31, 2007.

The following summarizes mortgage servicing rights for the three months ended March 31, 2008 and 2007 and the year ended December 31, 2007 (in thousands):

	Three Months Ended March 31,		Year Ended December 31,
	2008	2007	2007
	(Unaudited)
Balance, beginning	$1,066	$1,177	$1,177
Mortgage servicing rights capitalized	—	1	1
Mortgage servicing rights amortized	(34)	(28)	(112)

Balance, ending	$1,032	$1,150	$1,066

At March 31, 2008, March 31, 2007 and December 31, 2007, the fair value of the mortgage servicing rights (“MSRs”) was $1.2 million (unaudited), $1.5 million (unaudited) and $1.3 million, respectively. The fair value at these dates was determined using a third-party valuation model that calculates the present value of estimated future servicing income. The model incorporates assumptions that market participants use in estimating future net servicing income, including estimates of prepayment speeds and discount rates. Mortgage loan prepayment speed is the annual rate at which borrowers are forecasted to repay their mortgage loan principal and is based on historical experience. The discount rate used to determine the present value of future net servicing income - another key assumption - is the required rate of return the market would expect for an asset with similar risk. Both assumptions can, and generally will, change quarterly valuations as market conditions and interest rates change.

NOTE 5 - DEPOSITS

Deposits and their respective weighted average interest rate at March 31, 2008 and December 31, 2007 consist of the following (dollars in thousands):

	March 31, 2008		December 31, 2007
	Weighted Average Rate	Amount	Weighted Average Rate	Amount
	(Unaudited)
Non-interest bearing demand accounts	—	$46,986	—	$43,462
NOW accounts	1.34%	38,223	1.70%	39,299
Money market accounts	2.96	59,478	3.13	50,568
Savings and club accounts	0.35	52,592	0.65	54,019
Certificates of deposit	4.48	400,703	4.71	398,212
Total Deposits	3.42%	$597,982	3.64%	$585,560

NOTE 6 – BORROWINGS

Federal Home Loan Bank Advances

Pursuant to collateral agreements with the Federal Home Loan Bank of Pittsburgh (the “FHLB”), advances are secured by qualifying first mortgage loans, qualifying fixed-income securities, FHLB stock and an interest-bearing demand deposit account with the FHLB. As of March 31, 2008, the Bank had $137.2 million in qualifying collateral pledged against its advances.

Maturity Date	Interest Rate	Strike Rate	Call Date	Amount
				(in thousands)

February 2010	2.84%	—		$10,000
August 2011	4.89%	7.50%		20,000
August 2011	4.87%	7.50%		10,000
January 2015	3.49%	—		29,368
November 2017	3.62%		November 2010	15,000
November 2017	3.87%		November 2011	15,000
December 2017	2.83%		June 2008	20,000
				$119,368

For the borrowings that contractually mature in August 2011, if three-month LIBOR is greater than or equal to the Strike Rate, the FHLB can notify the Bank of its intention to convert the borrowing to an adjustable-rate advance equal to three-month LIBOR (2.69% at March 31, 2008) plus .2175% on a quarterly basis. The Bank has the option to repay these advances at each of the option dates without penalty. Accordingly, the contractual maturities above may differ from actual maturities.

The borrowing that contractually matures in January 2015 represents a seven-year amortizing borrowing and has equal monthly payments of $403,000.

The borrowings that contractually mature in November 2017 may be called by the FHLB on the call date disclosed in the above table. If the borrowing is called, the Bank has the option to pay off the borrowing without penalty.  If the Bank fails to do so, the borrowing’s fixed rate will reset to a variable rate of three-month LIBOR plus .10%. Subsequent to the call date, the borrowings are callable by the FHLB quarterly.  Accordingly, the contractual maturities above may differ from actual maturities.

The borrowing that contractually matures in December 2017 may be called by the FHLB on the call date disclosed in the above table. If the borrowing is called, the Bank has the option to pay off the borrowing without penalty.  If the Bank fails to do so, the borrowing’s fixed rate will reset to a variable rate of three-month LIBOR plus .11%.  Subsequent to the call date, the borrowing is callable by the FHLB quarterly.  Accordingly, the contractual maturities above may differ from actual maturities.

The Bank had a maximum borrowing capacity with the FHLB of approximately $462.2 million at December 31, 2007, the latest date for which information is available.

Other Borrowed Funds

Other borrowed funds of $20.0 million carry an interest rate of 3.60%, contractually mature in November 2014 and may be called by the lender in November 2009.  Subsequent to the call date, the borrowing is callable by the lender quarterly. Accordingly, the contractual maturities above may differ from actual maturities.  Mortgage backed securities with a carrying value of $27.6 million at March 31, 2008 were pledged as collateral for these other borrowed funds.

 NOTE 7 – STOCK BASED COMPENSATION

During the three months ended March 31, 2008, the Company recorded $208,000 of stock based compensation expense, comprised of stock option expense of $86,000 and restricted stock expense of $122,000.  The Company anticipates that the 287,500 shares purchased by a trust during 2007 will fund amounts earned under the restricted stock awards.

The following is a summary of the Company’s stock option activity and related information for the 2007 Equity Incentive Plan for the three months ended March 31, 2008:

	Number of Stock Options	Weighted Average Exercise Price

Outstanding at December 31, 2007	518,800	$12.38
Granted	73,400	11.38
Exercised	—	—
Forfeited	—	—
Outstanding at March 31, 2008	592,200	$12.26
Exercisable at March 31, 2008	—	—

The following is a summary of the Company’s unvested options as of March 31, 2008 and changes therein during the three months then ended:

	Number of Stock Options	Weighted Average Grant Date Fair Value

Unvested at December 31, 2007	518,800	$3.40
Granted	73,400	2.73
Exercised	—	—
Forfeited	—	—
Unvested at March 31, 2008	592,200	$3.32

Expected future expense relating to the 592,200 non-vested options outstanding as of March 31, 2008 is $1.7 million over a weighted average period of 4.5 years.

The following is a summary of the status of the Company’s restricted stock as of March 31, 2008 and changes therein during the three months then ended:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2007	203,400	$12.38
Granted	10,600	11.39
Vested	—	—
Forfeited	—	—
Unvested at March 31, 2008	214,000	$12.33

Expected future compensation expense relating to the 214,000 restricted shares at March 31, 2008 is $2.2 million over a weighted average period of 4.4 years.

NOTE 8 - COMPREHENSIVE INCOME

Comprehensive income for the three months ended March 31, 2008, and 2007 is as follows (in thousands):

	Three Months Ended March 31,
	2008	2007
	(Unaudited)
Net income	$345	$293

Other comprehensive income:
Unrealized holding gains arising during the period, net of tax expense ($369 and $249 for the three months ended March 31, 2008 and 2007, respectively)	751	469
Less: Reclassification adjustment for gains included in net income, net of taxes ($24 and $0 for the three months ended March 31, 2008 and 2007, respectively)	46	—
Plus: Amortization of pension actuarial loss	2	—
Other comprehensive income	707	469
Comprehensive income	$1,052	$762

NOTE 9 – ACCOUNTING PRONOUNCEMENTS ADOPTED IN THREE MONTHS ENDED MARCH 31, 2008

Statement of Financial Accounting Standards No. 159

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115 (SFAS No. 159).” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value and amends SFAS No. 115 to, among other things, require certain disclosures for amounts for which the fair value option is applied.  This Statement is effective as of the entity’s first fiscal year that begins after November 15, 2007.  Effective January 1, 2008, the Company adopted SFAS No. 159 for two financial instruments, which are identified and discussed in Note 3 to these consolidated financial statements.

Statement of Financial Accounting Standards No. 157

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement” (SFAS No. 157).  This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  This statement applies under other accounting pronouncements that require or permit fair value measurements.   SFAS No. 157 became effective for the Company on January 1, 2008, including interim periods.

The standard describes three levels of inputs that may be used to measure fair value:

Level 1 - Inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that are accessible at the measurement date.

Level 2  - Inputs are other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 – Valuations are observed from unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The Company classified two financial instruments as Level 3 as of March 31, 2008. The first instrument is a private label collateralized mortgage obligation (“CMO”) which, unlike U.S. agency mortgage related securities, the fair value of private label securities is more difficult to determine because they are not actively traded in securities markets.  The second instrument is a  loan, which was recorded at fair value when the Company adopted SFAS No. 159, since lending credit risk is not an observable input for this individual commercial loan.  The unrealized loss in the private label CMO was $59,000 at March 31, 2008 compared to an unrealized loss of $27,000 at January 1, 2008.  The unrealized gain on the loan was $116,000 at March 31, 2008 compared to an unrealized gain of $60,000 at January 1, 2008.

The following table of the Company’s fair value measurements at March 31, 2008 includes (1) investment securities and mortgage related securities available-for-sale; and  (2) the two financial instruments recorded at fair value in conjunction with the Company’s adoption of SFAS No. 159 in the first quarter of 2008:

		Fair Value Measurements at Reporting Date Using
Description	3/31/2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
	(In Thousands)
State and Political Subdivisions	$16,023	$—	$16,023	$—
Corporate Securities	4,897	—	4,897	—
Mortgage Related Securities	264,156	—	263,147	1,009
Loans (1)	1,346	—	—	1,346
Other Assets – Swap Contract (1)	(116)	—	(116)	—
Total	$286,306	$—	$283,951	$2,355

(1) Such assets recorded at fair value in conjunction with adoption of SFAS No. 159.

The Company utilizes an external third-party pricing service to perform evaluations on its investment portfolio on at least a quarterly basis.  The Company will be evaluating the appropriateness of the identified Level 1, 2 or 3 classifications on a recurring basis. The Company has also adopted FASB Staff Position No. 157-2, which allowed it to defer the effective date of SFAS No. 157 for certain nonfinancial assets and liabilities until January 1, 2009.

Emerging Issues Task Force Issue No. 06-4

In Emerging Issues Task Force (“EITF”) Issue No. 06-4 “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements”, the EITF concluded that an endorsement split dollar life insurance policy does not effectively settle an employer’s obligation to provide the post retirement benefit that the policy was designed to provide.  Therefore, some current expense recognition may need to be made for any endorsement split dollar plans with post retirement benefits.

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

Compliance with this EITF must be applied to fiscal years beginning after December 15, 2007 (January 1, 2008 for calendar year entities).  It can be made through a cumulative–effect adjustment to retained earnings in the year of adoption or as a change in accounting principles through retrospective application to all prior periods.  As required, the Company adopted this EITF in the first quarter of 2008. This did not have a material impact to the Company’s results of operations or financial position, accordingly no adjustment was made to prior year retained earnings.

NOTE 10 – OTHER ACCOUNTING PRONOUNCMENTS

In March 2008, the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (SFAS No. 161).  SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities.  Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is evaluating this statement and has not yet determined the impact on its required disclosures.  The Company does not intend to early adopt this statement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This quarterly report contains forward-looking statements that are based on assumptions and may describe future plans, strategies and expectations of the Company. These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and its subsidiary include, but are not limited to, changes in interest rates, national and regional economic conditions, legislative and regulatory changes, monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality and composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company’s market area, changes in real estate market values in the Company’s market area, changes in relevant accounting principles and guidelines and the inability of third party service providers to perform their functions.  Additional factors that may affect our results are discussed in the section titled “Risk Factors” in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 14, 2008, and its other Securities and Exchange Commission reports.

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

Allowance for Loan Losses. The allowance for loan losses is maintained at a level representing management’s best estimate of known and inherent losses in the loan portfolio, based on management’s evaluation of the portfolio’s collectibility. The allowance is established through the provision for loan losses, which is charged against income. Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment. Among the material estimates required to establish the allowance are: loss exposure at default; the amount and timing of future cash flows on impacted loans; value of collateral; and determination of loss factors to be applied to the various elements of the portfolio. All of these estimates are susceptible to significant change. Management reviews the level of the allowance on a quarterly basis and establishes the provision for loan losses based upon an evaluation of the size and composition of the portfolio, loss experience in particular segments of the portfolio, trends and absolute levels of classified and criticized loans, trends and absolute levels in delinquent loans, trends in risk ratings, trends in industry charge-offs by particular segments and changes in existing general economic and business conditions affecting our lending areas and the national economy.  Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation. In addition, the Office of Thrift Supervision, as an integral part of its examination process, periodically reviews our allowance for loan losses. Such agency may require us to recognize adjustments to the allowance based on its judgments about information available to it at the time of its examination. A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would negatively affect earnings.

Deferred Income Taxes. We use the asset and liability method of accounting for income taxes as prescribed in Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. If current available information raises doubt as to the realization of the deferred tax assets, a valuation allowance is established. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We exercise significant judgment in evaluating the amount and timing of recognition of the resulting tax liabilities and assets. These judgments require us to make projections of future taxable income. The judgments and estimates we make in determining our deferred tax assets, which are inherently subjective, are reviewed on a continual basis as regulatory and business factors change. Any reduction in estimated future taxable income may require us to record a valuation allowance against our deferred tax assets. Specifically, the Company had a charitable contribution carryover of $1.4 million as of March 31, 2008, resulting in a deferred tax asset of $467,000.  Utilization of this carryover is limited to 10% of taxable income on an annual basis. Such carryover will expire on December 31, 2011, if not utilized. If the Company is unable to generate sufficient taxable income to utilize this carryover it may require us to record a valuation allowance against this deferred tax asset.  Any valuation allowance would result in additional income tax expense in the period, which would negatively affect earnings.

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

Comparison of Financial Condition at March 31, 2008 and December 31, 2007

Total assets increased $52.5 million, or 6.5%, to $865.4 million at March 31, 2008, compared to $812.9 million at December 31, 2007.  Loans increased $11.4 million from December 31, 2007 to March 31, 2008 as we continued to implement our strategic initiative to increase commercial loans. Mortgage related securities increased $59.0 million, due to a leverage strategy implemented during the first quarter of 2008.  Investment securities available-for-sale decreased $70.2 million primarily due to the Bank liquidating $60.0 million in short-term auction rate bonds and municipal securities during the first quarter of 2008 and reinvesting such funds in short-term money market accounts, which increased by $50.7 million during the three months ended March 31, 2008.  The decision to liquidate the short-term auction bonds was based on the deteriorating market conditions for such securities that occurred during the first quarter of 2008.

Deposits increased $12.4 million, or 2.1%, from $585.6 at December 31, 2007 to $598.0 million at March 31, 2008 as the Bank continued its marketing initiatives to increase core deposits. Federal Home Loan Bank advances increased $39.4 million, or 49.2%, to help fund the leverage strategy mentioned above.

Stockholders’ equity increased $1.0 million to $123.4 million at March 31, 2008 compared to $122.4 million at December 31, 2007 primarily due to net income and unrealized gain on investment portfolio, offset by the repurchase of 31,200 shares of common stock at a cost of $352,000.

Comparison of Operating Results for the Three Months Ended March 31, 2008 and 2007

General. Net income increased $52,000, or 17.7%, to $345,000 for the three months ended March 31, 2008 compared to $293,000 for the three months ended March 31, 2007, primarily due to a $584,000 increase in net interest income offset by a decrease in other noninterest income of $43,000, an increase in noninterest expense of $265,000, a provision for loan losses of $175,000 and an increase in tax expense of  $49,000.

Net Interest Income. Net interest income increased $584,000, or 13.4%, to $4.9 million for the three months ended March 31, 2008 compared the same period in 2007 primarily due to an increase in the average balances on earning assets of $107.7 million and an increase in the average yield on interest-earning assets from 5.39% to 5.48%.  These changes were offset by an increase in the average balances on interest-bearing liabilities of $104.8 million as well as an increase in the average cost on interest-bearing liabilities from 3.70% to 3.73%.  The increase in the average balances of interest-earning assets was primarily due to an increase in the average balance of loans of approximately $85.1 million year over year primarily related to the implementation of the Company’s focus on increasing its levels of commercial lending.  The increase in the average balance of interest-bearing liabilities was primarily due to an increase in the average balance of FHLB advances of $77.9 million to fund a leverage strategy.

The following table summarizes average balances and average yields and costs of interest-earning assets and interest-bearing liabilities for the three months ended March 31, 2008 and 2007. Yields are not presented on a tax-equivalent basis. Any adjustments necessary to present yields on a tax-equivalent basis are insignificant.

	Three Months Ended March 31,
	2008			2007
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)

Assets:
Interest-earning assets:
Interest-earning demand deposits	$13,259	$70	2.11%	$113,803	$1,457	5.12%
Money market funds	29,915	275	3.70	—	—	—
Mortgage related securities	237,640	2,904	4.89	152,549	1,818	4.77
Taxable securities	63,217	709	4.48	47,457	519	4.38
Nontaxable securities	16,950	168	3.96	24,143	245	4.06
Loans:
Residential loans	217,444	3,068	5.64	208,223	2,921	5.61
Commercial loans	162,706	2,910	7.08	81,203	1,420	6.99
Consumer loans	78,278	1,150	5.88	83,861	1,207	5.76
Total loans	458,428	7,128	6.19	373,287	5,548	5.95
Allowance for loan losses	(3,420)	—	—	(2,970)	—	—
Net loans	455,008	7,128	—	370,317	5,548	5.95
Total interest-earning assets	815,989	11,254	5.48	708,269	9,587	5.39
Noninterest-earning assets	36,485			36,132
Total assets	$852,474			$744,401

Liabilities and equity:
Interest-bearing liabilities:
NOW and money market deposits	$94,169	538	2.30	$76,111	395	2.11
Savings accounts	53,637	58	0.43	63,142	114	0.73
Certificates of deposit	402,810	4,511	4.50	404,481	4,361	4.37
Total interest-bearing deposits	550,616	5,107	3.73	543,734	4,870	3.63
FHLB advances	107,938	1,030	3.78	30,000	366	4.88
Other borrowed funds	20,000	182	3.60	—	—	—
Total borrowings	127,938	1,212	3.75	30,000	366	4.88
Total interest-bearing liabilities	678,554	6,319	3.73	573,734	5,236	3.70
Noninterest-bearing deposits	44,417			39,896
Other non-interest bearing liabilities	6,416			5,695
Total liabilities	729,387			619,325
Retained earnings	121,810			126,080
Accumulated comprehensive income	1,277			(1,004)
Total stockholders’ equity	$123,087			$125,076
Total liabilities and stockholders’ equity	$852,474			$744,401
Net interest income		$4,935			$4,351
Interest rate spread			1.75%			1.69%
Net interest margin			2.39%			2.45%
Average interest-earning assets to average interest-bearing liabilities			120.25%			123.45%

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

	Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007
	Increase (Decrease) Due to
	Rate	Volume	Net
	(In Thousands)
Interest and dividend income:
Interest-earning demand deposits	$(102)	$(1,285)	$(1,387)
Money market funds	—	275	275
Mortgage related securities	72	1,014	1,086
Taxable securities	17	173	190
Nontaxable securities	(4)	(73)	(77)
Loans:
Residential loans	17	130	147
Commercial loans	33	1,457	1,490
Consumer loans	24	(81)	(57)
Total loans	74	1,506	1,580
Total interest-earning assets	$57	$1,610	$1,667

Interest expense:
NOW and money market deposits	$44	$99	$143
Savings accounts	(40)	(16)	(56)
Certificates of deposit	120	30	150
Total interest-bearing deposits	124	113	237

FHLB advances	(301)	965	664
Other borrowed funds	—	182	182
Total borrowings	(301)	1,147	846
Total interest-bearing liabilities	(177)	1,260	1,083

Net change in net interest income	$234	$350	$584

Provision for Loan Losses. The Bank recorded a provision for loan losses of $175,000 for the three months ended March 31, 2008 compared to $0 for the three months ending March 31, 2007.  The increase in the provision reflected continued loan growth, primarily in commercial loans.

The following table provides information with respect to the Bank’s nonperforming assets at the dates indicated. There were no troubled debt restructurings as of the dates presented.

	At March 31, 2008	At December 31, 2007
	(Dollars in thousands)
Nonaccrual loans:
One- to four-family	$615	$155
Consumer	54	—
Multi-family and commercial real estate	105	105

Total	774	260
Accruing loans past due 90 days or more:
One- to four-family	—	559

Total	—	559
Total of nonaccrual loans and accruing loans 90 days or more past due	$774	$819

Real estate owned	—	—

Total nonperforming assets	$774	$819

Total nonperforming loans to total loans	0.17%	0.18%
Total nonperforming loans to total assets	0.09	0.10
Total nonperforming assets to total assets	0.09	0.10

The increase in nonaccrual loans to $774,000 at March 31, 2008 from $260,000 at December 31, 2007 was a result of a $505,000 residential mortgage and a $54,000 home equity loan to one borrower, both of which were placed on non accrual during the three month period ended March 31, 2008.  The loans were previously included in the 90 days past due and still accruing category as of December 31, 2007.  The loans are secured by a residential property in southern New Jersey.

Noninterest Income. The following table summarizes other income for the three months ended March 31, 2008, and 2007.

	Three Months
	Ended March 31,
	2008	2007	$ Change	% Change
	(Dollars in thousands)

Service charges and other fee income	$191	$216	$(25)	(11.6)%
Net gain on sale of:
Securities available-for-sale	70	—	70	100.0%
Loans	3	57	(54)	(94.7)%
Income on bank-owned life insurance	111	107	4	3.7%
Other	18	56	(38)	(67.9)%
Total	$393	$436	$(43)	(9.9)%

Service charges and other fee income decreased by $25,000 due to reduced loan-servicing income in connection with the Bank servicing a reduced level of mortgages for others and reduced deposit service charge income as the Bank modified certain fee policies related to deposit accounts. Gain on sale of loans decreased $54,000 as the Company discontinued selling residential mortgage loans during the second quarter 2007. Gain on sale of investment securities increased $70,000 during the first quarter of 2008 as the Company took advantage of the steepening yield curve to liquidate certain securities at a gain and reinvest the proceeds in higher-yielding securities.  Other income decreased $38,000 as a result of the Bank receiving a reduced rate on the funds held at a third party check processor.

Noninterest Expense. The following table summarizes noninterest expense for the three months ended March 31, 2008 and 2007.

	Three Months
	Ended March 31,
	2008	2007	$ Change	% Change
	(Dollars in thousands)

Salaries, benefits and other compensation	$2,798	$2,417	$381	15.8%
Occupancy expense	486	399	87	21.8%
Furniture and equipment expense	216	232	(16)	(6.9)%
Data processing costs	393	373	20	5.4%
Professional fees	313	474	(161)	(34.0)%
Marketing expense	95	121	(26)	(21.5)%
FDIC premiums	30	20	10	50.0%
Other	391	421	(30)	(7.1)%
Total	$4,722	$4,457	$265	5.9%

Salaries and benefits costs rose $381,000 between three month periods primarily due to $208,000 of expense associated with the equity awards granted under the 2007 Equity Incentive Plan, costs associated with the opening of the Bank’s West Chester, Pennsylvania branch in October 2007 and annual merit increases. Professional fees decreased $161,000 primarily due to legal fees paid in the first quarter of 2007 in relation to the litigation with the Bank’s former Chief Executive Officer, which was settled in the fourth quarter of 2007, and a decrease in consulting fees in connection with the Company’s first year of becoming Sarbanes Oxley compliant in 2007.  Occupancy expense increased $87,000 primarily due to higher costs associated with the Company’s move to a leased operations center during the second quarter 2007 and the new West Chester branch.

Income Taxes. The income tax provision for the three months ended March 31, 2008 was $86,000 compared to $37,000 for the three months ended March 31, 2007.   The Company’s effective income tax rate was 20.0% and 11.2% for the three-month periods ended March 31, 2008 and 2007, respectively.  These rates reflect the Company’s levels of tax-exempt income for both periods relative to the overall level of taxable income.

Liquidity and Capital Management

Liquidity Management. Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan repayments, securities repayments, maturities and sales. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loans and securities prepayments are greatly influenced by general interest rates, economic conditions and competition.

The following table presents certain of our contractual obligations as of March 31, 2008 and December 31, 2007.

		Payments Due by period
Contractual Obligations	Total	Less than One Year	One to Three Years	Three to Five Years	More Than Five Years
			(In thousands)

At March 31, 2008
Operating lease obligations (1)	$2,026	$499	$905	$622	$—
FHLB advances and other borrowings (2)	170,050	9,053	27,772	45,165	88,060
Other long-term obligations (3)	3,209	1,926	1,283	—	—
Total	$175,285	$11,478	$29,960	$45,787	$88,060

At December 31, 2007
Operating lease obligations (1)	$2,192	$494	$963	$735	$—
FHLB advances and other borrowings (2)	127,460	3,939	7,859	35,861	79,801
Other long-term obligations (3)	3,481	1,910	1,571	—	—
Total	$133,133	$6,343	$10,393	$36,596	$79,801

(1)          Represents lease obligations for operations center, one commercial loan production office and equipment.

(2)          Includes principal and projected interest payments.

(3)          Represents obligations to the Company’s third party data processing provider and other vendors.

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

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At March 31, 2008, cash and cash equivalents totaled $82.4 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $285.1 million at March 31, 2008. In addition, at December 31, 2007, the latest date available, we had the ability to borrow a total of approximately $462.2 million from the FHLB. On March 31, 2008, we had $119.4 million of borrowings outstanding with the FHLB as well as  $20.0 million of borrowings outstanding with another financial institution.

At March 31, 2008, we had $103.0 million in loan commitments outstanding, which consisted of $4.4 million of mortgage loan commitments, $21.4 million in unused home equity lines of credit, $1.1 million in consumer loans, $74.4 million in commercial loan commitments and $1.7 million standby letters of credit. Certificates of deposit due within one year of March 31, 2008 totaled $250.2 million, or 62.4%, of total certificates of deposit at March 31, 2008. We believe the large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods in the current interest rate environment. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before March 31, 2009. We believe, however, based on past experience, that a significant portion of these certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activities are the origination and sale of loans and the purchase and sale of securities. Our primary financing activities consist of activity in deposit accounts and FHLB advances.  Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors. We generally manage the pricing of our deposits to be competitive and to increase core deposit relationships. Occasionally, we offer promotional rates on certain deposit products to attract deposits.

The following table presents our primary investing and financing activities during the periods indicated and does not include loans originated and held for sale.

	Three Months Ended March 31, 2008	Year Ended December 31, 2007
Investing activities:
Loan originations	$(30,053)	$(193,870)
Other decreases in loans	22,424	134,091
Purchase of loan participations	(3,975)	(32,064)
Security purchases	(106,243)	(187,984)
Security sales	91,051	36,268
Security maturities, calls and principal repayments	27,311	86,128
Financing activities:
Increase (decrease) in deposits	12,422	(10,974)
Increase in FHLB advances, net	39,368	50,000
Increase in other borrowings	—	20,000

Capital Management. The Bank is subject to various regulatory capital requirements administered by the Office of Thrift Supervision, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At March 31, 2008, the Bank exceeded all of regulatory capital requirements and was considered a “well capitalized” institution under regulatory guidelines.

The following table presents the Bank’s capital ratios and the minimum capital requirements to be considered ‘‘well capitalized” by the OTS as of March 31, 2008 and December 31, 2007:

	Ratio	Minimum to be Well Capitalized
March 31, 2008:
Total risk-based capital (to risk-weighted assets)	22.53%	>	10.0%
Tier 1 capital (to risk-weighted assets)	21.75%	>	6.0%
Tier 1 capital (to adjusted assets)	11.39%	>	5.0%

December 31, 2007:
Total risk-based capital (to risk-weighted assets)	22.54%	>	10.0%
Tier 1 capital (to risk-weighted assets)	21.78%	>	6.0%
Tier 1 capital (to adjusted assets)	12.03%	>	5.0%

The capital from the offering significantly increased our liquidity and capital resources.  Over time, this initial level of liquidity will be reduced as net proceeds from the stock offering are used for general corporate purposes, including the funding of lending activities.  The Company’s financial condition and results of operations have been enhanced by the capital from the offering, resulting in increased net interest-earning assets.  However, the large increase in equity resulting from the capital raised in the offering has had an adverse impact on our return on equity.  The Company may use capital management tools such as cash dividends and share repurchases as well as improve operating income to increase its return on equity.

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

For the period ended March 31, 2008, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There has not been any material change to the market risk disclosure from that contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

While no change in the Company’s internal control over financial reporting occurred during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting, effective April 1, 2008, Roger S. Deacon, former Chief Accounting Officer was appointed Chief Financial Officer and Jerry D. Holbrook, former Chief Financial Officer, was appointed Chief Operating Officer.

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

Item 1A. Risk Factors

As of March 31, 2008, the risk factors of the Company have not changed materially from those reported in the Company’s Annual Report on Form 10-K.  In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition or future results.  The risks described in our Annual Report on Form 10-K are not the only risks that we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs

January 1, 2008 through January 31, 2008	—	—	—	—

February 1, 2008 through February 28, 2008	—	—	—	—

March 1, 2008 through March 31, 2008	31,200	$11.28	31,200	295,800
Total	31,200	$11.28	31,200	295,800

(1)  On February 7, 2008, the Company announced that the Board of Directors had approved a stock repurchase program authorizing the Company to repurchase up to 327,000 shares of the Company’s common stock. The repurchase program will continue until it is completed or terminated by the Board of Directors.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Effective April 23, 2008, the Company amended Article III, Section 2 of the Company’s Bylaws to increase the size of the Board of Directors from seven to eight seats.

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

FOX CHASE BANCORP, INC.

Dated: May 9, 2008	By:	/s/ Thomas M. Petro
Thomas M. Petro
President and Chief Executive Officer
(principal executive officer)

Dated: May 9, 2008	By:	/s/ Roger S. Deacon
Roger S. Deacon
Chief Financial Officer
(principal accounting and financial officer)