Form 10-Q
period 2008-06-30
Fox Chase Bancorp Inc
filed 2008-08-08
CIK 1359111

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒                       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

As of August 1, 2008, there were 14,223,850 shares of the registrant’s common stock outstanding.

FOX CHASE BANCORP, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FOX CHASE BANCORP, INC

Consolidated Statements of Condition

(In Thousands, Except Share Data)

	June 30,	December 31,
	2008	2007
	(Unaudited)

ASSETS

Cash and due from banks	$1,929	$3,307
Interest-earning demand deposits in other banks	5,732	7,968
Money market funds	—	20,000
Total cash and cash equivalents	7,661	31,275
Investment securities available-for-sale	24,391	91,159
Mortgage related securities available-for-sale	251,367	205,145
Loans, net of allowance for loan losses of $3,760 and $3,376 at June 30, 2008 and December 31, 2007, respectively	525,128	447,035
Federal Home Loan Bank stock, at cost	8,067	5,875
Bank-owned life insurance	11,986	11,762
Premises and equipment	14,074	14,466
Accrued interest receivable	3,298	3,360
Mortgage servicing rights	1,003	1,066
Deferred tax asset, net	1,327	410
Other assets	2,340	1,366
Total Assets	$850,642	$812,919

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES

Deposits	$583,233	$585,560
Federal Home Loan Bank advances	119,912	80,000
Other borrowed funds	20,000	20,000
Advances from borrowers for taxes and insurance	3,146	2,374
Accrued interest payable	557	504
Accrued expenses and other liabilities	2,725	2,110
Total Liabilities	729,573	690,548

STOCKHOLDERS’ EQUITY

Preferred stock ($.01 par value; 1,000,000 shares authorized, none issued and outstanding at June 30, 2008 or December 31, 2007)	—	—
Common stock ($.01 par value; 35,000,000 shares authorized, 14,679,750 shares issued; 14,223,850 and 14,352,750 shares outstanding at June 30, 2008 and December 31, 2007, respectively)	147	147
Additional paid-in capital	63,423	62,909
Treasury stock (at cost, 455,900 and 327,000 shares at June 30, 2008 and December 31, 2007, respectively)	(5,456)	(3,924)
Common stock acquired by benefit plans	(8,540)	(8,732)
Retained earnings	72,124	71,475
Accumulated other comprehensive income (loss), net	(629)	496
Total Stockholders’ Equity	121,069	122,371

Total Liabilities and Stockholders’ Equity	$850,642	$812,919

See accompanying notes to the unaudited consolidated financial statements.

FOX CHASE BANCORP, INC

Consolidated Statements of Operations

(Unaudited)

 (In Thousands, Except Per Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
INTEREST INCOME
Interest and fees on loans	$7,181	$6,044	$14,309	$11,592
Interest on money market funds	246	—	521	—
Interest on mortgage related securities	3,206	1,712	6,110	3,530
Interest on investment securities available-for-sale:
Taxable	104	455	755	908
Non-taxable	155	259	323	504
Dividend income	66	62	124	128
Other interest income	37	1,494	107	2,951
Total Interest Income	10,995	10,026	22,249	19,613

INTEREST EXPENSE
Deposits	4,552	5,143	9,659	10,013
Federal Home Loan Bank advances	1,120	370	2,150	736
Other borrowed funds	182	—	364	—
Total Interest Expense	5,854	5,513	12,173	10,749

Net Interest Income	5,141	4,513	10,076	8,864
Provision for loan losses	225	75	400	75
Net Interest Income after Provision for Loan Losses	4,916	4,438	9,676	8,789

NONINTEREST INCOME
Service charges and other fee income	224	208	415	424
Net gain on sale of:
Loans	1	16	4	73
Fixed assets	—	874	—	874
Securities available-for-sale	48	—	118	—
Income on bank-owned life insurance	113	109	224	216
Other	17	51	35	107
Total Noninterest Income	403	1,258	796	1,694

NONINTEREST EXPENSE
Salaries, benefits and other compensation	3,064	2,252	5,862	4,669
Occupancy expense	468	480	954	879
Furniture and equipment expense	227	250	443	482
Data processing costs	409	388	802	761
Professional fees	265	512	578	985
Marketing expense	125	176	220	297
FDIC premiums	25	22	55	42
Other	373	467	764	889
Total Noninterest Expense	4,956	4,547	9,678	9,004
Income Before Income Taxes	363	1,149	794	1,479
Income tax provision	59	297	145	334
Net Income	$304	$852	$649	$1,145

Earnings per share:
Basic	$0.02	$0.06	$0.05	$0.08
Diluted	$0.02	$0.06	$0.05	$0.08

See accompanying notes to the unaudited consolidated financial statements.

FOX CHASE BANCORP, INC

Consolidated Statement of Changes in Stockholders’ Equity

Six Months Ended June 30, 2008

 (In Thousands, Unaudited)

				Common		Accumulated
				Stock		Other	Total
		Additional		Acquired		Comprehensive	Stock-
	Common	Paid-in	Treasury	by	Retained	Income,	holders’
	Stock	Capital	Stock	Benefit Plans	Earnings	Net	Equity
BALANCE - DECEMBER 31, 2007	$147	$62,909	$(3,924)	$(8,732)	$71,475	$496	$122,371
Purchase of treasury stock			(1,532)				(1,532)
Stock based compensation expense		434					434
Unallocated ESOP shares committed to employees		28		192			220
Shares allocated in long-term incentive plan		52					52
Net income					649		649
Other comprehensive income						(1,125)	(1,125)
BALANCE – JUNE 30, 2008	$147	$63,423	$(5,456)	$(8,540)	$72,124	$(629)	$121,069

See accompanying notes to the unaudited consolidated financial statements.

FOX CHASE BANCORP, INC

Consolidated Statements of Cash Flows

(In Thousands)

	Six Months Ended
	June 30,
	2008	2007
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$649	$1,145
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	400	75
Depreciation	493	527
Net amortization of securities premiums and discounts	508	136
(Benefit) provision for deferred income taxes	(292)	224
Shares committed to be released to the ESOP	220	263
Shares earned in the long-term incentive plan	52	72
Stock based compensation	434
Pension plan settlement	137	—
Origination of loans held for sale	(2,447)	(6,112)
Proceeds from sale of loans held for sale	2,450	7,331
Net realized gain on sale of fixed assets	—	(874)
Net gain on sales of loans and loans held for sale	(4)	(73)
Net gain on sales of securities available-for-sale	(118)	—
Earnings on investment in bank-owned life insurance	(224)	(216)
Decrease in mortgage servicing rights	63	62
(Increase) decrease in accrued interest and dividends receivable and other assets	(393)	498
Increase in accrued interest payable, accrued expenses and other liabilities	671	401
Net Cash Provided by Operating Activities	2,599	3,459
CASH FLOWS FROM INVESTING ACTIVITIES
Investment securities available-for-sale:
Purchases	(17,128)	(15,089)
Proceeds from sales	72,398	—
Proceeds from maturities, calls and principal repayments	11,180	23,717
Mortgage related securities available-for-sale:
Purchases	(108,495)	—
Proceeds from sales	22,051	—
Proceeds from maturities, calls and principal repayments	37,825	25,305
Net increase in loans	(74,273)	(28,456)
Purchase of loan participations	(4,220)	(22,828)
Net (increase) decrease in Federal Home Loan Bank stock	(2,192)	407
Increase in other investments	(83)	—
Purchase of premises and equipment	(110)	(1,872)
Proceeds from sales of premises and equipment	9	1,728
Net Cash Used in Investing Activities	(63,038)	(17,088)
CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease) increase in deposits	(2,327)	1,369
Increase in advances from borrowers for taxes and insurance	772	664
Purchase of treasury stock	(1,532)	—
Principal payments on Federal Home Loan Bank advances	(1,588)	—
Federal Home Loan Bank advances	41,500	—
Net Cash Provided by Financing Activities	36,825	2,033
Net Decrease in Cash and Cash Equivalents	(23,614)	(11,596)
CASH AND CASH EQUIVALENTS - BEGINNING	31,275	134,441
CASH AND CASH EQUIVALENTS - ENDING	$7,661	$122,845

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$12,120	$10,754
Income taxes paid	$584	$19

See accompanying notes to the unaudited consolidated financial statements.

FOX CHASE BANCORP, INC

Notes to the Unaudited Consolidated Financial Statements

NOTE 1 - PRINCIPLES OF CONSOLIDATION AND PRESENTATION

Fox Chase Bancorp, Inc. (the “Bancorp”) was organized on September 29, 2006 under the laws of the United States to be a holding company for Fox Chase Bank (the “Bank”), a stock savings bank also organized under the laws of the United States.  On September 29, 2006, the Bancorp completed its initial public offering in which it sold 6,395,835 shares, or 43.57% of its outstanding common stock to the public, including 575,446 shares purchased by the Fox Chase Bank Employee Stock Ownership Plan (the “ESOP”).  An additional 8,148,915 shares, or 55.51% of the Bancorp’s outstanding stock, were issued to Fox Chase MHC, the Bancorp’s federally chartered mutual holding company. Net proceeds of the offering totaled $56.6 million.  Additionally, the Bancorp contributed $150,000 in cash and issued 135,000 shares, or 0.92% of its outstanding common stock, to the Fox Chase Bank Charitable Foundation.

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

The Company follows accounting principles and reporting practices which are in compliance with U.S. generally accepted accounting principles (“GAAP”). The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation and realizability of deferred tax assets and the evaluation of other than temporary impairment of investment securities.  These interim financial statements do not contain all necessary disclosures required by GAAP for complete financial statements and therefore should be read in conjunction with the audited financial statements and the notes thereto included in Fox Chase Bancorp, Inc.’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 14, 2008.   These financial statements include all normal and recurring adjustments which management believes were necessary in order to conform to GAAP.  The results for the six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

Per Share Information

The Company follows the provisions of SFAS No. 128, “Earnings Per Share.”  Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average common shares outstanding during the period.  Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock.  Unallocated shares in the Bank’s employee stock ownership plan (“ESOP”) and shares purchased to fund the Bancorp’s 2007 Equity Incentive Plan are not included in either basic or diluted earnings per share.

The following table presents the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations (unaudited).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Net Income	$304,000	$852,000	$649,000	$1,145,000

Weighted-average common shares outstanding (1)	14,290,310	14,679,750	14,317,294	14,679,750
Average common stock acquired by stock benefit plans:
Unvested shares - long-term incentive plan	(25,114)	(38,867)	(25,114)	(38,867)
ESOP shares unallocated	(485,827)	(524,190)	(490,622)	(528,958)
Shares purchased by trust	(287,500)	—	(287,500)	—

Weighted-average common shares used to calculate basic earnings per share	13,491,869	14,116,693	13,514,058	14,111,925

Dilutive effect:
Unvested shares - long-term incentive plans	25,114	38,867	25,114	38,867
Restricted stock awards	22,169	—	13,793	—

Weighted-average common stock shares used to calculate diluted earnings per share	13,539,152	14,155,560	13,552,965	14,150,792

Earnings per share - basic	$0.02	$0.06	$0.05	$0.08
Earnings per share - diluted	$0.02	$0.06	$0.05	$0.08

Outstanding anti-dilutive common stock equivalents	813,231	—	821,607	—

(1) Excludes treasury stock.

NOTE 2 - INVESTMENT AND MORTGAGE RELATED SECURITIES

The amortized cost and fair value of securities available-for-sale as of June 30, 2008 and December 31, 2007 are summarized as follows:

	June 30, 2008 (Unaudited)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)

State and political subdivisions	$14,989	$34	$(194)	$14,829
Corporate securities	9,653	19	(110)	9,562
	24,642	53	(304)	24,391

Mortgage related securities	252,086	1,140	(1,859)	251,367

Total securities	$276,728	$1,193	$(2,163)	$275,758

	December 31, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)

Obligations of U.S. government agencies	$10,000	$16	$—	$10,016
State and political subdivisions	81,019	126	(2)	81,143
	91,019	142	(2)	91,159

Mortgage related securities	204,362	1,078	(295)	205,145

Total securities	$295,381	$1,220	$(297)	$296,304

NOTE 2 - INVESTMENT AND MORTGAGE RELATED SECURITIES (CONTINUED)

The following tables show gross unrealized losses and fair value of securities, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2008 and December 31, 2007:

	June 30, 2008 (Unaudited)
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)

State and political subdivisions	$8,059	$(194)	$—	$—	$8,059	$(194)
Corporate securities	7,589	(110)	—	—	7,589	(110)
Mortgage related securities	118,127	(1,844)	766	(15)	118,893	(1,859)

Total securities	$133,775	$(2,148)	$766	$(15)	$134,541	$(2,163)

	December 31, 2007
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)

State and political subdivisions	$597	$(1)	$672	$(1)	$1,269	$(2)
Mortgage related securities	32,627	(78)	25,977	(217)	58,604	(295)

Total securities	$33,224	$(79)	$26,649	$(218)	$59,873	$(297)

NOTE 3 - LOANS

The composition of net loans at June 30, 2008, and December 31, 2007 is provided below (in thousands).

	June 30, 2008	December 31, 2007
	(Unaudited)
Real estate loans:
One-to four-family	$239,888	$215,817
Multi-family and commercial	117,037	76,287
Construction	55,707	46,471
	412,632	338,575

Consumer loans:
Home equity	64,765	68,431
Automobile	372	565
Home equity lines of credit	9,621	9,642
Other	134	106
	74,892	78,744
Commercial loans	41,285	33,356
Total Loans	528,809	450,675
Deferred loan origination costs (fees), net	79	(264)
Allowance for loan losses	(3,760)	(3,376)
Net Loans	$525,128	$447,035

The following table presents changes in the allowance for loan losses (in thousands):

	Six Months		Year
	Ended		Ended
	June 30,		December 31,
	2008	2007	2007
	(Unaudited)

Balance, beginning	$3,376	$2,949	$2,949
Provision for loan losses	400	75	425
Loans charged off	(18)	(1)	(2)
Recoveries	2	2	4

Balance, ending	$3,760	$3,025	$3,376

As of June 30, 2008 and December 31, 2007, the Bank had one interest rate swap in the notional amount of $1.2 million to hedge a 15-year fixed rate loan, which was earning interest at 7.43%.  The Company is receiving a variable rate payment of three-month LIBOR plus 2.24% and is paying a fixed rate payment of 7.43%. The swap matures in April 2022 and had a market value loss position of $62,000 and $60,000 at June 30, 2008 and December 31, 2007, respectively.

Effective January 1, 2008, the Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities - Including an Amendment of FASB Statement No. 115” (SFAS No. 159) which is further discussed in Note 10.  In conjunction with the adoption of SFAS No. 159, the Company identified two financial instruments to be designated for fair value reporting.  The identified instruments are this loan and the related swap discussed in the preceding paragraph.

As the loan is contractually current, the Company has determined the market value of the gain position of the loan is equal to the market value loss position of the swap as of both December 31, 2007 and June 30, 2008.  Accordingly, adopting SFAS No. 159 for these two financial instruments has no impact on the Company’s beginning of period retained earnings or the income statement for the six months ended June 30, 2008.

The Company elected to adopt SFAS No. 159 for these two financial instruments as they represent the financial instruments associated with the Company’s only swap agreement.  The critical terms of the loan and the swap are a mirror image, except the loan includes a default interest rate clause.

NOTE 4 – MORTGAGE SERVICING ACTIVITY

Loans serviced for others are not included in the accompanying consolidated statements of condition. The unpaid principal balances of these loans were $111.1 million and $123.5 million at June 30, 2008 and 2007, respectively, and $118.1 million at December 31, 2007.

The following summarizes mortgage servicing rights for the six months ended June 30, 2008 and 2007 and the year ended December 31, 2007 (in thousands):

	Six Months Ended June 30,		Year Ended December 31,
	2008	2007	2007
	(Unaudited)
Balance, beginning	$1,066	$1,177	$1,177
Mortgage servicing rights capitalized	—	2	1
Mortgage servicing rights amortized	(63)	(64)	(112)
Balance, ending	$1,003	$1,115	$1,066

At June 30, 2008, June 30, 2007 and December 31, 2007, the fair value of the mortgage servicing rights (“MSRs”) was $1.2 million (unaudited), $1.4 million (unaudited) and $1.3 million, respectively. The fair value at these dates was determined using a third-party valuation model that calculates the present value of estimated future servicing income. The model incorporates assumptions that market participants use in estimating future net servicing income, including estimates of prepayment speeds, discount rates and current market conditions. Mortgage loan prepayment speed is the annual rate at which borrowers are forecasted to repay their mortgage loan principal and is based on historical experience. The discount rate used to determine the present value of future net servicing income - another key assumption - is the required rate of return the market would expect for an asset with similar risk. Both assumptions can, and generally will, change quarterly valuations as market conditions and interest rates change.

NOTE 5 - DEPOSITS

Deposits and their respective weighted average interest rate at June 30, 2008 and December 31, 2007 consist of the following (dollars in thousands):

	June 30, 2008		December 31, 2007
	Weighted Average Rate	Amount	Weighted Average Rate	Amount
	(Unaudited)
Non-interest bearing demand accounts	—	$48,734	—	$43,462
NOW accounts	1.14%	37,316	1.70%	39,299
Money market accounts	2.16	62,711	3.13	50,568
Savings and club accounts	0.25	54,102	0.65	54,019
Certificates of deposit	4.16	380,370	4.71	398,212
Total Deposits	3.04%	$583,233	3.64%	$585,560

NOTE 6 – BORROWINGS

Federal Home Loan Bank Advances

Pursuant to collateral agreements with the Federal Home Loan Bank of Pittsburgh (the “FHLB”), advances are secured by qualifying first mortgage loans, qualifying fixed-income securities, FHLB stock and an interest-bearing demand deposit account with the FHLB. As of June 30, 2008, the Bank had $137.8 million in qualifying collateral pledged against its advances.

Maturity Date	Interest Rate	Strike Rate	Call Date	Amount
				(in thousands)

February 2010	2.84%	—		$10,000
August 2011	4.89%	7.50%		20,000
August 2011	4.87%	7.50%		10,000
January 2015	3.49%	—		28,412
November 2017	3.62%		November 2010	15,000
November 2017	3.87%		November 2011	15,000
December 2017	2.83%		September 2008	20,000
Term advances				$118,412

Collateralized line of credit				1,500
Total advances				$119,912

For the borrowings that contractually mature in August 2011, if three-month LIBOR is greater than or equal to the Strike Rate, as defined, the FHLB can notify the Bank of its intention to convert the borrowing to an adjustable-rate advance equal to three-month LIBOR (2.78% at June 30, 2008) plus .2175% on a quarterly basis. The Bank has the option to repay these advances at each of the option dates without penalty. Accordingly, the contractual maturities above may differ from actual maturities.

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

As of June 30, 2008, the Bank had $50.0 million in borrowing capacity under a collateralized line of credit with the FHLB secured by qualifying first mortgage loans, qualifying fixed-income securities, FHLB stock and an interest-bearing demand deposit account with the FHLB.   As of June 30, 2008, there was $1.5 million borrowed on the line at a rate of 2.43%.

The Bank had a maximum borrowing capacity with the FHLB of approximately $485.2 million at March 31, 2008, the latest date for which information is available.

Other Borrowed Funds

Other borrowed funds of $20.0 million carry an interest rate of 3.60%, contractually mature in November 2014 and may be called by the lender in November 2009.  Subsequent to the call date, the borrowing is callable by the lender quarterly. Accordingly, the contractual maturities above may differ from actual maturities.  Mortgage backed securities with a carrying value of $23.1 million at June 30, 2008 were pledged as collateral for these other borrowed funds.

NOTE 7 – EMPLOYEE BENEFITS

Defined Benefit Plan

The Bank previously maintained a qualified non-contributory defined benefit retirement plan covering all employees meeting certain eligibility requirements.    The benefits were based on each employee’s years of service and the average of the highest three or five consecutive annual salaries.  The Bank amended the plan and froze the benefits for current participants in the plan as of January 1, 2006.  In October 2006, the Bank resolved to settle the obligations to the plan participants by terminating the plan, after obtaining required approvals.  In the second quarter of 2008, the Bank received a determination letter from the IRS approving the settlement of its plan obligations.  As of June 30, 2008, all plan obligations were settled.

The following tables provide a roll forward of the changes in benefit obligations and plan assets for the most recent year and the current six months ended June 30, 2008:

	June 30, 2008	December 31, 2007
	(In Thousands)
Change in benefit obligation:

Net benefit obligation at beginning of year	$2,643	$2,389
Interest cost	67	120
Actuarial loss	160	134
Benefits paid	(2,870)	—
Net benefit obligation at end of year	$—	$2,643

	June 30, 2008	December 31, 2007
	(In Thousands)
Change in plan assets:

Fair value of plan assets at beginning of year	$2,407	$2,302
Actual return on plan assets	31	105
Employer contributions	432	—
Benefits paid	(2,870)	—
Fair value of plan assets at end of year	$—	$2,407

The following table sets forth the components of the defined benefit plan costs for the periods presented:

	Six Months	Year
	Ended	Ended
	June 30,	December 31,
	2008	2007
	(In Thousands)

Service cost	$—	$—
Interest cost	67	120
Return on plan assets	(31)	(105)
Amortization of unrecognized net actuarial loss	160	143
Settlement loss	137	—
Net periodic benefit costs reported in salaries, benefits and other compensation expense	$333	$158

NOTE 8 – STOCK BASED COMPENSATION

During the six months ended June 30, 2008, the Company recorded $434,000 of stock based compensation expense in connection with the 2007 Equity Incentive Plan, comprised of stock option expense of $183,000 and restricted stock expense of $251,000.  The Company anticipates that the 287,500 shares purchased by a trust during 2007 will fund amounts earned under the restricted stock awards.

The following is a summary of the Company’s stock option activity and related information for the 2007 Equity Incentive Plan for the six months ended June 30, 2008:

		Weighted
	Number of	Average
	Stock	Exercise
	Options	Price

Outstanding at December 31, 2007	518,800	$12.38
Granted	101,400	11.42
Exercised	—	—
Forfeited	(5,000)	12.09
Outstanding at June 30, 2008	615,200	$12.22
Exercisable at June 30, 2008	—	—

The following is a summary of the Company’s unvested options as of June 30, 2008 and changes therein during the six months then ended:

		Weighted
	Number of	Average
	Stock	Grant Date
	Options	Fair Value

Unvested at December 31, 2007	518,800	$3.40
Granted	101,400	2.78
Exercised	—	—
Forfeited	(5,000)	3.20
Unvested at June 30, 2008	615,200	$3.30

Expected future expense relating to the 615,200 non-vested options outstanding as of June 30, 2008 is $1.6 million over a weighted average period of 4.3 years.

The following is a summary of the status of the Company’s restricted stock as of June 30, 2008 and changes therein during the six months then ended:

		Weighted
	Number of	Average
	Restricted	Grant Date
	Shares	Fair Value

Unvested at December 31, 2007	203,400	$12.38
Granted	17,100	11.42
Vested	—	—
Forfeited	(300)	12.38
Unvested at June 30, 2008	220,200	$12.31

Expected future compensation expense relating to the 220,200 restricted shares at June 30, 2008 is $2.1 million over a weighted average period of 4.3 years.

NOTE 9 - COMPREHENSIVE INCOME

Comprehensive income for the three and six months ended June 30, 2008, and 2007 is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Net income	$304	$852	$649	$1,145

Other comprehensive income:
Unrealized holding losses arising during the period, net of tax (benefit) (three months ended June 30, 2008 and 2007, $(1,044) and $(479) and for six months ended June 30, 2008 and 2007 $(675) and $(232), respectively)	(1,889)	(840)	(1,138)	(371)

Less: Reclassification adjustment for gains included in net income, net of taxes (three months ended June 30, 2008 and 2007, $(16) and $0 and for six months ended June 30, 2008 and 2007 $(40) and $0, respectively)	32	—	78	—

Plus: Amortization of pension actuarial loss	2	3	4	3
Pension plan settlement	87	—	87	—

Other comprehensive income	(1,832)	(837)	(1,125)	(368)

Comprehensive income (loss)	$(1,528)	$15	$(476)	$777

NOTE 10 – ACCOUNTING PRONOUNCEMENTS ADOPTED IN SIX MONTHS ENDED JUNE 30, 2008

Statement of Financial Accounting Standards No. 159

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115” (SFAS No. 159). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value and amends SFAS No. 115 to, among other things, require certain disclosures for amounts for which the fair value option is applied.  This Statement is effective as of the entity’s first fiscal year that begins after November 15, 2007.  Effective January 1, 2008, the Company adopted SFAS No. 159 for two financial instruments, which are identified and discussed in Note 3 to these consolidated financial statements.

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

SFAS No. 157 describes three levels of inputs that may be used to measure fair value:

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

The Company classified two financial instruments as Level 3 as of June 30, 2008. The first instrument is a private label collateralized mortgage obligation (“CMO”), the fair value of which, unlike U.S. agency mortgage related securities, is more difficult to determine because they are not actively traded in securities markets.  The second instrument is a loan, which was recorded at fair value when the Company adopted SFAS No. 159, since lending credit risk is not an observable input for this individual commercial loan.  The unrealized loss in the private label CMO was $80,000 at June 30, 2008 compared to an unrealized loss of $27,000 at January 1, 2008.  The unrealized gain on the loan was $62,000 at June 30, 2008 compared to an unrealized gain of $60,000 at January 1, 2008.

The following table of the Company’s fair value measurements at June 30, 2008 includes (1) investment securities and mortgage related securities available-for-sale; and (2) the two financial instruments recorded at fair value in conjunction with the Company’s adoption of SFAS No. 159 in the first quarter of 2008:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
		for Identical	Observable	Unobservable
	As of	Assets	Inputs	Inputs
Description	6/30/2008	(Level 1)	(Level 2)	(Level 3)

	(In Thousands)
State and Political Subdivisions	$14,829	$—	$14,829	—
Corporate Securities	9,562	—	9,562	—
Mortgage Related Securities	251,367	—	250,467	$900
Loans (1)	1,280	—	—	1,280
Other Assets – Swap Contract (1)	(62)	—	(62)	—
Total	$276,976	$—	$274,796	$2,180

(1) Such assets are recorded at fair value in conjunction with adoption of SFAS No. 159.

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

Compliance with this EITF must be applied to fiscal years beginning after December 15, 2007 (January 1, 2008 for calendar year entities).  It can be made through a cumulative–effect adjustment to retained earnings in the year of adoption or as a change in accounting principles through retrospective application to all prior periods.  As required, the Company adopted this EITF in the first quarter of 2008. This did not have a material impact to the Company’s results of operations or financial position, accordingly no cumulative effect adjustment was made.

NOTE 11 – OTHER ACCOUNTING PRONOUNCMENTS

In March 2008, the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (SFAS No. 161).  SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities.  Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is evaluating this statement and has not yet determined the impact of its required disclosures.  The Company does not intend to early adopt this statement.

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

During the three months ended June 30, 2008, management refined its methodology for determining its loss factors for new commercial loans originated in 2008.  Under this methodology, management reviews and provides a loss factor for each individual new loan relationship.  Generally, management believes the risk of default on recently underwritten loans is relatively low at the time of origination. This is supported by the concept that the fair value of the loan at inception approximates its book value.  However, based on its industry experience, management believes the default risk on loans is initially low, increases with time, at some point moderating.  These 2008 loans will be reviewed on a quarterly basis, and loss reserve factors adjusted commensurate with assessed changes in the loans’ risk.

Deferred Income Taxes. We use the asset and liability method of accounting for income taxes as prescribed in Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. If current available information raises doubt as to the realization of the deferred tax assets, a valuation allowance is established. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We exercise significant judgment in evaluating the amount and timing of recognition of the resulting tax liabilities and assets. These judgments require us to make projections of future taxable income. The judgments and estimates we make in determining our deferred tax assets, which are inherently subjective, are reviewed on a continual basis as regulatory and business factors change. Any reduction in estimated future taxable income may require us to record a valuation allowance against our deferred tax assets. The Company had a charitable contribution carryover of $1.3 million as of June 30, 2008, resulting in a deferred tax asset of $440,000.  Utilization of this carryover is limited to 10% of taxable income on an annual basis. Such carryover will expire on December 31, 2011, if not utilized. If the Company is unable to generate sufficient taxable income to utilize this carryover it may require us to record a valuation allowance against this deferred tax asset.  Any valuation allowance would result in additional income tax expense in the period, which would negatively affect earnings.

Other-Than-Temporary Impairment of Investment Securities. Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and FASB Staff Position FAS 115-1 and 124-1 “The Meaning of Other Than Temporary Impairment and Its Application to Certain Investments,” require companies to perform periodic reviews of individual securities in their investment portfolios to determine whether a decline in the value of a security is other than temporary. A review of other-than-temporary impairment requires companies to make certain judgments regarding the nature of the decline, its effect on the financial statements and the probability, extent and timing of a valuation recovery and the company’s intent and ability to hold the security. Pursuant to these requirements, we assess valuation declines to determine the extent to which such changes are attributable to (1) fundamental factors specific to the issuer, such as financial condition, business prospects or other factors, or (2) market-related factors, such as interest rates or equity market declines. If the decline in the market value of a security is determined to be other than temporary, we reduce the book value of such security to its current market value, recognizing the decline as a realized loss on the income statement.

Comparison of Financial Condition at June 30, 2008 and December 31, 2007

Total assets increased $37.7 million, or 4.6%, to $850.6 million at June 30, 2008, compared to $812.9 million at December 31, 2007.  Loans increased $78.1 million from December 31, 2007 to June 30, 2008. Approximately $57.9 million of this increase was in commercial, commercial real estate and construction loans as we continue our strategic initiative to increase our commercial loan portfolio. Additionally, $24.1 million of this increase was in one-to-four family real estate loans as we were able to grow this portfolio, within our geographic region, through our correspondent relationships. The growth in loans was primarily funded through the liquidation of $60.0 million in short-term auction-rate bonds, which accounted for the majority of the $66.8 million decrease in investment securities available for sale, and liquidation of $20.0 million of money market funds. These sources of funds were used to support loan growth as well as to improve yields by investing these lower-yielding funds into higher-yielding loans. Federal Home Loan Bank advances increased approximately $39.9 million, which funded a majority of the $46.2 million increase in mortgage-related securities due to a leverage strategy implemented during the first quarter of 2008.

Deposits decreased $2.4 million, or 0.4%, from $585.6 at December 31, 2007 to $583.2 million at June 30, 2008 as the Bank is located in a highly competitive deposit market. Core deposits, defined as non-interest and interest bearing checking accounts, money market accounts and savings accounts, increased $15.5 million, or 8.3%, from $187.3 million at December 31, 2007 to $202.9 million at June 30, 2008 as the Bank (1) increased commercial business checking accounts through the efforts of its commercial lending and cash management teams and (2) increased money market accounts through promotional activities.

Stockholders’ equity decreased $1.3 million to $121.1 million at June 30, 2008 compared to $122.4 million at December 31, 2007 primarily due to unrealized losses on the investment portfolio and the repurchase of 128,900 shares of common stock at a cost of $1.5 million, offset by net income of $649,000.

Comparison of Operating Results for the Three and Six Months Ended June 30, 2008 and 2007

General. Net income decreased $548,000, or 64.3%, to $304,000 for the three months ended June 30, 2008 compared to $852,000 for the three months ended June 30, 2007, primarily due to a $855,000 decrease in noninterest income, an increase in noninterest expense of $409,000 and an increase in the provision for loan losses of $150,000, offset by an increase in net interest income of $628,000 and a decrease in tax expense of  $238,000.  The decrease in noninterest income of $855,000 was primarily the result of a gain of $874,000 (after tax $577,000) related to the sale of the Bank’s former operations center in the second quarter of 2007.  The increase in noninterest expense of $409,000 includes an expense of $244,000 (after tax $161,000) associated with final distributions from the Company’s terminated pension plan in the second quarter of 2008.

Net income decreased $496,000, or 43.3%, to $649,000 for the six months ended June 30, 2008 compared to $1.1 million for the six months ended June 30, 2007, primarily due to a $898,000 decrease in noninterest income, an increase in noninterest expense of $674,000 and an increase in the provision for loan losses of $325,000, offset by an increase in net interest income of $1.2 million and a decrease in tax expense of  $189,000. The decrease in noninterest income of $898,000 was primarily the result of a gain of $874,000 (after tax $577,000) related to the sale of the Bank’s former operations center in the second quarter of 2007.  The increase in noninterest expense of $674,000 includes an expense of $297,000 (after tax $196,000) associated with final distributions from the Company’s terminated pension plan in the second quarter of 2008.

Net Interest Income. Net interest income increased $628,000, or 13.9%, to $5.1 million for the three months ended June 30, 2008 compared the same period in 2007 primarily due to an increase in average total interest earning assets of $103.7 million, offset by a decrease in the average yield on interest-earning assets from 5.58% to 5.34%. The increase in average balances of interest-earning assets was primarily due to: (1) an increase in the average balance of loans of $94.5 million year over year primarily related to the implementation of the Company’s focus on increasing its levels of commercial lending; (2) an increase in the average balance of mortgage related securities of $120.9 million year over year primarily due to leverage strategies implemented in the fourth quarter of 2007 and first quarter of 2008, offset by a decrease of $72.2 million in average interest-earning demand deposits and money market funds, which were utilized to fund loan growth.  These changes were offset by an increase in average balances on interest-bearing liabilities of $106.2 million offset by a decrease in the average cost on interest-bearing liabilities from 3.85% to 3.45%.  The increase in the average balance of interest-bearing liabilities was primarily due to an increase in the average balance of FHLB advances and other borrowed funds of  $109.0 million, which were used to fund the leverage strategies.

Net interest income increased $1.2 million, or 13.7%, to $10.1 million for the six months ended June 30, 2008 compared to the same period in 2007 primarily due to an increase in average total interest earning assets of $105.7 million, offset by a decrease in the average yield on interest-earning assets from 5.51% to 5.41%.  The increase in average balances of interest-earning assets was primarily due to: (1) an increase in the average balance of loans of $89.8 million year over year primarily related to the implementation of the Company’s focus on increasing its levels of commercial lending; (2) an increase in the average balance of mortgage related securities of $103.0 million year over year primarily due to the leverage strategies implemented in the fourth quarter of 2007 and first quarter of 2008, offset by a decrease of $71.4 million in average interest-earning demand deposits and money market funds which were utilized to fund loan growth. These changes were offset by an increase in average balances on interest-bearing liabilities of $105.5 million offset by a decline in the average cost on interest-bearing liabilities from 3.77% to 3.59%. The increase in the average balance of interest-bearing liabilities was primarily due to an increase in the average balance of FHLB advances and other borrowed funds of  $103.5 million, which were used to fund the leverage strategies.

The following table summarizes average balances and average yields and costs of interest-earning assets and interest-bearing liabilities for the three and six months ended June 30, 2008 and 2007. Yields are not presented on a tax-equivalent basis. Any adjustments necessary to present yields on a tax-equivalent basis are insignificant.

	Three Months Ended June 30,						Six Months Ended June 30,
	2008			2007			2008			2007
		Interest			Interest			Interest			Interest
	Average	and	Yield/	Average	and	Yield/	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost	Balance	Dividends	Cost	Balance	Dividends	Cost
	(Dollars in thousands)						(Dollars in thousands)
Assets:
Interest-earning assets:
Interest-earning demand deposits	$8,159	$37	1.82%	$114,954	$1,494	5.20%	$10,709	$107	2.02%	$114,379	$2,951	5.16%
Money market funds	34,628	246	2.85%	—	—	0.00%	32,271	521	3.25%	—	—	0.00%
Mortgage-related securities	261,416	3,206	4.91%	140,471	1,712	4.87%	249,528	6,110	4.90%	146,510	3,530	4.82%
Taxable securities	16,633	170	4.10%	42,884	517	4.82%	39,925	879	4.40%	45,171	1,036	4.59%
Nontaxable securities	15,613	155	3.96%	28,400	259	3.65%	16,281	323	3.96%	26,272	504	3.84%
Loans:
Residential loans	229,129	3,245	5.67%	206,676	2,943	5.70%	223,286	6,313	5.65%	207,449	5,864	5.65%
Commercial loans	180,250	2,850	6.25%	103,245	1,924	7.37%	171,478	5,760	6.64%	92,224	3,343	7.21%
Consumer loans	76,107	1,086	5.71%	81,016	1,177	5.81%	77,193	2,236	5.79%	82,438	2,385	5.79%
Total Loans	485,486	7,181	5.89%	390,937	6,044	6.16%	471,957	14,309	6.04%	382,111	11,592	6.06%
Allowance for loan losses	(3,614)			(2,976)			(3,517)			(2,973)
Net loans	481,872	7,181		387,961	6,044		468,440	14,309		379,138	11,592
Total interest-earning assets	818,321	10,995	5.34%	714,670	10,026	5.58%	817,154	22,249	5.41%	711,470	19,613	5.51%
Noninterest-earning assets	37,153			36,126			36,820			36,129
Total assets	$855,474			$750,796			$853,974			$747,599

Liabilities and equity:
Interest-bearing liabilities:
NOW and money market deposit accounts	$98,524	452	1.84%	$77,971	481	2.48%	$96,347	990	2.07%	$77,041	876	2.29%
Savings accounts	53,291	35	0.26%	60,934	112	0.73%	53,464	93	0.35%	62,038	226	0.73%
Certificates of deposit	389,671	4,065	4.20%	405,425	4,550	4.50%	396,240	8,576	4.35%	404,953	8,911	4.44%
Total interest-bearing deposits	541,486	4,552	3.38%	544,330	5,143	3.79%	546,051	9,659	3.56%	544,032	10,013	3.71%
FHLB advances	119,038	1,120	3.72%	30,000	370	4.88%	113,488	2,150	3.75%	30,000	736	4.88%
Other borrowed funds	20,000	182	3.60%	—	—	0.00%	20,000	364	3.60%	—	—	0.00%
Total borrowings	139,038	1,302	3.71%	30,000	370	4.88%	133,488	2,514	3.73%	30,000	736	4.88%
Total interest-bearing liabilities	680,524	5,854	3.45%	574,330	5,513	3.85%	679,539	12,173	3.59%	574,032	10,749	3.77%
Noninterest-bearing deposits	46,339			44,992			45,378			42,444
Other noninterest-bearing liabilities	6,003			4,967			6,209			5,331
Total liabilities	732,866			624,289			731,126			621,807
Retained earnings	121,958			127,220			121,884			126,650
Accumulated comprehensive income	650			(713)			964			(858)
Total stockholder’s equity	122,608			126,507			122,848			125,792
Total liabilities and stockholders’ equity	$855,474			$750,796			$853,974			$747,599
Net interest income		$5,141			$4,513			$10,076			$8,864
Interest rate spread			1.89%			1.73%			1.82%			1.74%
Net interest margin			2.48%			2.50%			2.43%			2.45%
Average interest-earning assets to average interest-bearing liabilities			120.25%			122.44%			120.25%			123.94%

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

	Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007			Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Rate	Volume	Net	Rate	Volume	Net

Interest and dividend income:
Interest-earning demand deposits	$(69)	$(1,388)	$(1,457)	$(170)	$(2,674)	$(2,844)
Money market funds	246	—	246	521	—	521
Mortgage related securities	20	1,474	1,494	98	2,482	2,580
Taxable securities	(31)	(316)	(347)	(37)	(120)	(157)
Nontaxable securities	13	(117)	(104)	11	(192)	(181)
Loans:
Residential loans	(18)	320	302	1	448	449
Commercial and construction loans	(509)	1,435	926	(490)	2,907	2,417
Consumer loans	(20)	(71)	(91)	3	(152)	(149)
Total loans	(547)	1,684	1,137	(486)	3,203	2,717
Total interest-earning assets	(368)	1,337	969	(63)	2,699	2,636

Interest expense:
NOW and money market deposits	(156)	127	(29)	(112)	226	114
Savings accounts	(63)	(14)	(77)	(103)	(30)	(133)
Certificates of deposit	(308)	(177)	(485)	(191)	(144)	(335)
Total interest-bearing deposits	(527)	(64)	(591)	(406)	52	(354)

FHLB advances	(349)	1,099	750	(650)	2,064	1,414
Other borrowings	182	—	182	364	—	364
Total borrowings	(167)	1,099	932	(286)	2,064	1,778
Total interest-bearing liabilities	(694)	1,035	341	(692)	2,116	1,424
Net change in net interest income	$326	$302	$628	$629	$583	$1,212

Provision for Loan Losses. The Company recorded a provision for loan losses of $225,000 and $400,000 for the three and six months ended June 30, 2008 compared to $75,000 for both the three and six months ended June 30, 2007. The increase in the provision reflected loan growth, primarily in the commercial categories, an increase in nonperforming and classified loans and the change in the allowance methodology discussed previously.

The following table provides information with respect to the Bank’s nonperforming assets at the dates indicated. There were no troubled debt restructurings as of the dates presented.

	At June 30, 2008	At December 31, 2007
	(Dollars in thousands)
Nonaccrual loans:
One- to four-family	$939	$155
Consumer	54	—
Multi-family and commercial real estate	467	105
Total	1,460	260
Accruing loans past due 90 days or more:
One- to four-family	—	559
Total	—	559
Total of nonaccrual loans and accruing loans 90 days or more past due	$1,460	$819
Real estate owned	—	—
Total nonperforming assets	$1,460	$819
Total nonperforming loans to total loans	0.28%	0.18%
Total nonperforming loans to total assets	0.17	0.10
Total nonperforming assets to total assets	0.17	0.10
Allowance for loan losses to nonperforming loans	258%	412%

The increase in nonaccrual loans to $1.5 million at June 30, 2008 from $260,000 at December 31, 2007 was primarily a result of a $505,000 residential mortgage and a $54,000 home equity loan to one borrower, both of which were placed on non accrual during the three month period ended March 31, 2008. The loans were previously included in the 90 days past due and still accruing category as of December 31, 2007. The loans are secured by a residential property in southern New Jersey. In addition, two other residential loans and one additional commercial loan totaling $641,000 were placed on nonaccrual status during the three months ended June 30, 2008. These loans placed on nonaccrual during the three months ended June 30, 2008 are secured by real estate properties located in southern New Jersey.

Noninterest Income. The following table summarizes noninterest income for the three months ended June 30, 2008, and 2007.

	Three Months				Six Months
	Ended June 30,				Ended June 30,
	2008	2007	$ Change	% Change	2008	2007	$ Change	% Change
	(Dollars in thousands)

Service charges and other fee income	$224	$208	$16	7.7%	$415	$424	$(9)	(2.1)%
Net gain on sale of:
Loans	1	16	(15)	(93.8)	4	73	(69)	(94.5)
Fixed assets	—	874	(874)	(100.0)	—	874	(874)	(100.0)
Securities available-for-sale	48	—	48	100.0	118	—	118	100.0
Income on bank-owned life insurance	113	109	4	3.7	224	216	8	3.7
Other	17	51	(34)	(66.7)	35	107	(72)	(67.3)

Total	$403	$1,258	$(855)	(68.0)	$796	$1,694	$(898)	(53.0)

Noninterest income decreased $855,000, or 68.0%, and $898,000, or 53.0%, during the three and six months ended June 30, 2008, respectively, compared to the same periods in 2007. As previously discussed, the decrease in both the three and six months ended June 30, 2008 was primarily a result of the Bank recognizing a pre-tax gain of $874,000 on the sale of its former operations center in the second quarter of 2007.

For the three months ended June 30, 2008, gain on sale of loans decreased $15,000 compared to the same period in 2007 as the Company discontinued selling residential mortgage loans during the second quarter of 2007. Gain on sale of investment securities increased $48,000 during the three months ended June 30, 2008 as the Company took advantage of the steepening yield curve to liquidate certain securities at a gain and reinvest the proceeds in higher-yielding securities. Other income decreased $34,000 during the three-month period as a result of the Bank receiving a reduced rate on the funds held at a third party check processor.

For the six months ended June 30, 2008, gain on sale of loans decreased $69,000 compared to the same period in 2007 as the Company discontinued selling residential mortgage loans during the second quarter of 2007. Gain on sale of investment securities increased $118,000 during the six months ended June 30, 2008 as the Company took advantage of the steepening yield curve to liquidate certain securities at a gain and reinvest the proceeds in higher-yielding securities. Other income decreased $72,000 during the six-month period as a result of the Bank receiving a reduced rate on the funds held at a third party check processor.

Noninterest Expense. The following table summarizes noninterest expense for the three months ended June 30, 2008 and 2007.

	Three Months				Six Months
	Ended June 30,				Ended June 30,
	2008	2007	$ Change	% Change	2008	2007	$ Change	% Change
	(Dollars in thousands)

Salaries, benefits and other compensation	$3,064	$2,252	$812	36.1%	$5,862	$4,669	$1,193	25.6%
Occupancy expense	468	480	(12)	(2.5)	954	879	75	8.5
Furniture and equipment expense	227	250	(23)	(9.2)	443	482	(39)	(8.1)
Data processing costs	409	388	21	5.4	802	761	41	5.4
Professional fees	265	512	(247)	(48.2)	578	985	(407)	(41.3)
Marketing expense	125	176	(51)	(29.0)	220	297	(77)	(25.9)
FDIC premiums	25	22	3	13.6	55	42	13	31.0
Other	373	467	(94)	(20.1)	764	889	(125)	(14.1)
Total	$4,956	$4,547	$409	9.0	$9,678	$9,004	$674	7.5

Noninterest expense increased by $409,000, or 9.0%, and by $674,000, or 7.5%, during the three and six months ended June 30, 2008, respectively, compared to the same periods in 2007. As previously discussed, the increase in both the three and six months ended June 30, 2008 included an expense of $244,000 and $297,000, respectively, associated with final distributions from the Company’s terminated pension plan in the second quarter of 2008.

The largest changes for the three month period were (1) an increase in salaries and benefits expense of $812,000 primarily due to the $244,000 of expense associated with final distributions from the Company’s terminated pension plan, $225,000 related to equity awards granted under the 2007 Equity Incentive Plan, costs associated with the opening of the Bank’s West Chester, Pennsylvania branch in October 2007 and annual merit increases and (2) an increase in data processing costs of $21,000 due to contractual annual fee increases. These increased costs were offset by a decrease in professional fees of $247,000 primarily due to a decrease in consulting fees in connection with the Company’s first year of becoming Sarbanes- Oxley compliant in 2007. Additional decreases in noninterest expense included a reduction of marketing expense of $51,000 due to reduced promotional offers and advertising performed during 2008 and a reduction of other noninterest expense of $94,000 as the Company continued its disciplined focus on managing its other expenses.

The largest changes for the six month period were (1) an increase in salaries and benefits expense of $1.2 million primarily due to the $297,000 of expense associated with final distributions from the Company’s terminated pension plan, $434,000 related to equity awards granted under the 2007 Equity Incentive Plan, costs associated with the opening of the Bank’s West Chester, Pennsylvania branch in October 2007 and annual merit increases and (2) an increase in occupancy expense of $75,000 primarily due to higher costs associated with the Company’s move to a leased operations center during the second quarter of 2007 and the new West Chester branch. These increased costs were offset by a decrease in professional fees of $407,000 primarily due to legal fees paid in the first quarter of 2007 in relation to the litigation with the Bank’s former Chief Executive Officer, which was settled in the fourth quarter of 2007, and a decrease in consulting fees in connection with the Company’s first year of becoming Sarbanes-Oxley compliant in 2007. Additional decreases in noninterest expense included a reduction of marketing expense of $77,000 due to reduced promotional offers and advertising performed during 2008 and a reduction of other noninterest expense of $125,000 as the Company continued its disciplined focus on managing its other expenses.

The FDIC deposit insurance premium increased $3,000 and $13,000 for the three and six month periods ended June 30, 2008.  The relatively low expense was the result of the utilization of the one-time assessment credit that was provided to eligible insured depository institutions under the Federal Deposit Insurance reform Act of 2005.  As of June 30, 2008, the remaining balance of the one-time credit was approximately $80,000. Management anticipates that this credit will be fully utilized in the fourth quarter of 2008.

Income Taxes. The income tax provision for the three and six months ended June 30, 2008 was $59,000 and $145,000 compared to $297,000 and $334,000 for the three and six months ended June 30, 2007, respectively.          The Company’s effective income tax rate was 16.3% and 18.3% for the three and six-month periods ended June 30, 2008, respectively compared to 25.8% and 22.6% for the same periods in 2007, respectively. These rates reflect the Company’s levels of tax-exempt income for both periods relative to the overall level of taxable income. The lower effective tax rate for the three and six month periods ended June 30, 2008 was due to non-taxable income having a larger impact on the effective tax rate due to a decrease in pre-tax income compared to the same periods in 2007.

Liquidity and Capital Management

Liquidity Management. Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan and securities repayments, maturities and sales. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loans and securities prepayments are greatly influenced by general interest rates, economic conditions and competition.

The following table presents certain of our contractual obligations as of June 30, 2008 and December 31, 2007.

		Payments Due by period
Contractual Obligations	Total	Less than One Year	One to Three Years	Three to Five Years	More Than Five Years
	(In thousands)

At June 30, 2008
Operating lease obligations (1)	$1,902	$491	$904	$507	$—
FHLB advances and other borrowings (2)	169,289	10,553	27,700	44,794	86,242
Other long-term obligations (3)	2,681	1,824	857	—	—
Total	$173,872	$12,868	$29,461	$45,301	$86,242

At December 31, 2007
Operating lease obligations (1)	$2,192	$494	$963	$735	$—
FHLB advances and other borrowings (2)	127,460	3,939	7,859	35,861	79,801
Other long-term obligations (3)	3,481	1,910	1,571	—	—
Total	$133,133	$6,343	$10,393	$36,596	$79,801

(1)          Represents lease obligations for operations center, one commercial loan production office and equipment.

(2)          Includes principal and projected interest payments.

(3)          Represents obligations to the Company’s third party data processing provider and other vendors.

We regularly adjust our investments in liquid assets based upon our assessment of: (1) expected loan demand; (2) expected deposit flows; (3) yields available on interest-earning deposits and securities; and (4) the objectives of our asset/liability management policy. We use a variety of measures to assess our liquidity needs, which are provided to our Asset/Liability Management Committee on a regular basis.

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. During the three months ended June 30, 2008, cash and cash equivalents were reduced to $7.7 million at June 30, 2008 from $82.4 million at March 31, 2008. This reduction occurred as the company’s cash and cash equivalents were primarily utilized to fund the $66.7 million in loan growth during the same three month period. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $275.8 million at June 30, 2008. In addition, at March 31, 2008, the latest date available, we had the ability to borrow a total of approximately $485.2 million from the FHLB. On June 30, 2008, we had $119.9 million of borrowings outstanding with the FHLB as well as $20.0 million of borrowings outstanding with another financial institution.

At June 30, 2008, we had $113.7 million in loan commitments outstanding, which consisted of $8.7 million of mortgage loan commitments, $20.9 million in unused home equity lines of credit, $2.9 million in consumer loans, $80.5 million in commercial loan commitments and $749,000 in standby letters of credit. Certificates of deposit due within one year of June 30, 2008 totaled $232.0 million, or 61.0%, of total certificates of deposit at June 30, 2008. We believe the large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods in the current interest rate environment. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before June 30, 2009. We believe, however, based on past experience, that a significant portion of these certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activities are the origination and sale of loans and the purchase and sale of securities. Our primary financing activities consist of activity in deposit accounts, FHLB advances and other borrowed funds. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors. We generally manage the pricing of our deposits to be competitive and to increase core deposit relationships. Occasionally, we offer promotional rates on certain products to attract deposits.

The following table presents our primary investing and financing activities during the periods indicated and does not include loans originated and held for sale.

	Six Months Ended June 30, 2008	Year Ended December 31, 2007
Investing activities:
Loan originations	$(115,790)	$(193,870)
Other decreases in loans	41,517	134,091
Purchase of loan participations	(4,220)	(32,064)
Security purchases	(125,623)	(187,984)
Security sales	94,449	36,268
Security maturities, calls and principal repayments	49,005	86,128
Financing activities:
Decrease in deposits	(2,327)	(10,974)
Increase in FHLB advances, net	39,912	50,000
Increase in other borrowings	—	20,000
Purchase of treasury stock	(1,532)	(3,924)

Capital Management. The Bank is subject to various regulatory capital requirements administered by the Office of Thrift Supervision, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2008, the Bank exceeded all of its regulatory capital requirements and was considered a “well capitalized” institution under regulatory guidelines.

The following table presents the Bank’s capital ratios and the minimum capital requirements to be considered ‘‘well capitalized” by the OTS as of June 30, 2008 and December 31, 2007:

	Ratio	Minimum to be Well Capitalized
June 30, 2008:
Total risk-based capital (to risk-weighted assets)	20.77%	> 10.0%
Tier 1 capital (to risk-weighted assets)	20.01%	> 6.0%
Tier 1 capital (to adjusted assets)	11.63%	> 5.0%

December 31, 2007:
Total risk-based capital (to risk-weighted assets)	22.54%	>10.0%
Tier 1 capital (to risk-weighted assets)	21.78%	> 6.0%
Tier 1 capital (to adjusted assets)	12.03%	> 5.0%

The capital from the Company’s initial public offering significantly increased our liquidity and capital resources. Over time, this initial level of liquidity has been reduced as net proceeds from the stock offering has been used for general corporate purposes, including the funding of lending activities. The Company’s financial condition and results of operations have been enhanced by the capital from the offering, resulting in increased net interest-earning assets. However, the large increase in equity resulting from the capital raised in the offering has had an adverse impact on our return on equity. The Company may use capital management tools such as cash dividends and share repurchases as well as improve operating income to increase its return on equity.

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

For the period ended June 30, 2008, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There has not been any material change to the market risk disclosure from that contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Item 4. Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”): (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, no change in the Company’s internal control over financial reporting occurred during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially effect, Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

As of June 30, 2008, the risk factors of the Company have not changed materially from those reported in the Company’s Annual Report on Form 10-K. In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs

April 1, 2008 through April 30, 2009	—	—	—	—

May 1, 2008 through May 31, 2008	46,200	$12.01	46,200	249,600

June 1, 2008 through June 30, 2008	51,500	$12.14	51,500	198,100
Total	97,700	$12.08	97,700

(1)  On February 7, 2008, the Company announced that the Board of Directors had approved a stock repurchase program authorizing the Company to repurchase up to 327,000 shares of the Company’s common stock (the “February 2008 program”). On July 31, 2008, the Company announced that the Board of Directors approved the repurchase of up to an additional 327,000 shares of the Company’s common stock (the “July 2008 program”). These repurchase programs will continue until they are completed or terminated by the Board of Directors.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

At the Company’s Annual Meeting of Stockholders (the “Meeting”) held on May 22, 2008, all the nominees for director proposed by the Company were elected. The votes cast for each nominee were as follows:

	For	Withheld

Thomas M. Petro	13,292,928	145,677

Todd S. Benning	13,300,412	138,193

RoseAnn B. Rosenthal	13,281,168	157,437

Also at the Meeting, the stockholders ratified the appointment of KPMG, LLP as the independent registered public accounting firm for fiscal year ending December 31, 2008. The votes cast were as follows:

For	Against	Abstain

13,341,241	71,820	25,544

Item 5. Other Information

Not applicable.

 Item 6. Exhibits

3.1	Charter of Fox Chase Bancorp, Inc. (1)
3.2	Bylaws of Fox Chase Bancorp, Inc. (2)
4.1	Stock Certificate of Fox Chase Bancorp, Inc. (1)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.0	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

(1)           Incorporated by reference to this document from the exhibits to the Company’s Registration Statement on Form S-1 (File No. 333-134160), as amended, initially filed with the Securities and Exchange Commission on May 16, 2006.

(2)           Incorporated by reference to this document from the exhibits to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchnage Commission on May 9, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FOX CHASE BANCORP, INC.

Dated: August 8, 2008	By:	/s/ Thomas M. Petro
Thomas M. Petro
President and Chief Executive Officer
(principal executive officer)

Dated: August 8, 2008	By:	/s/ Roger S. Deacon
Roger S. Deacon
Chief Financial Officer
(principal accounting and financial officer)