Form 10-Q
period 2008-09-30
Fox Chase Bancorp Inc
filed 2008-11-06
CIK 1359111

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Yes  ☐    No  ☒

As of November 3, 2008, there were 14,129,859 shares of the registrant’s common stock outstanding.

FOX CHASE BANCORP, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FOX CHASE BANCORP, INC

Consolidated Statements of Condition

(In Thousands, Except Share Data)

	September 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS

Cash and due from banks	$382	$3,307
Interest-earning demand deposits in other banks	6,100	7,968
Money market funds	—	20,000
Total cash and cash equivalents	6,482	31,275
Investment securities available-for-sale	23,805	91,159
Mortgage related securities available-for-sale	240,429	205,145
Loans, net of allowance for loan losses of $4,261 and $3,376 at September 30, 2008 and December 31, 2007, respectively	572,838	447,035
Federal Home Loan Bank stock, at cost	8,961	5,875
Bank-owned life insurance	12,100	11,762
Premises and equipment	13,921	14,466
Accrued interest receivable	3,452	3,360
Mortgage servicing rights	955	1,066
Deferred tax asset, net	1,641	410
Other assets	2,090	1,366
Total Assets	$886,674	$812,919
LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES

Deposits	$593,398	$585,560
Federal Home Loan Bank advances	131,060	80,000
Other borrowed funds	35,000	20,000
Advances from borrowers for taxes and insurance	1,682	2,374
Accrued interest payable	651	504
Accrued expenses and other liabilities	4,201	2,110
Total Liabilities	765,992	690,548

STOCKHOLDERS’ EQUITY

Preferred stock ($.01 par value; 1,000,000 shares authorized, none issued and outstanding at September 30, 2008 or December 31, 2007)	—	—
Common stock ($.01 par value; 35,000,000 shares authorized, 14,679,750 shares issued; 14,129,859 and 14,352,750 shares outstanding at September 30, 2008 and December 31, 2007, respectively)	147	147
Additional paid-in capital	63,213	62,909
Treasury stock (at cost, 549,891 and 327,000 shares at September 30, 2008 and December 31, 2007, respectively)	(6,595)	(3,924)
Common stock acquired by benefit plans	(7,915)	(8,732)
Retained earnings	72,783	71,475
Accumulated other comprehensive income (loss), net	(951)	496
Total Stockholders’ Equity	120,682	122,371

Total Liabilities and Stockholders’ Equity	$886,674	$812,919

See accompanying notes to the unaudited consolidated financial statements.

FOX CHASE BANCORP, INC.

Consolidated Statements of Operations

(Unaudited)

(In Thousands, Except Per Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
INTEREST INCOME
Interest and fees on loans	$8,106	$6,746	$22,415	$18,338
Interest on money market funds	—	—	521	—
Interest on mortgage related securities available-for-sale	3,138	1,657	9,248	5,187
Interest on investment securities available-for-sale:
Taxable	121	905	876	1,813
Non-taxable	146	205	469	709
Dividend income	69	61	193	189
Other interest income	17	1,019	124	3,970
Total Interest Income	11,597	10,593	33,846	30,206

INTEREST EXPENSE
Deposits	4,345	5,309	14,004	15,322
Federal Home Loan Bank advances	1,230	375	3,380	1,111
Other borrowed funds	203	—	567	—
Total Interest Expense	5,778	5,684	17,951	16,433

Net Interest Income	5,819	4,909	15,895	13,773

Provision for loan losses	500	125	900	200
Net Interest Income after Provision for Loan Losses	5,319	4,784	14,995	13,573

NONINTEREST INCOME
Service charges and other fee income	218	204	633	623
Net gain on sale of:
Loans	6	—	10	73
Fixed assets	—	—	—	874
Securities	—	19	118	19
Income on bank-owned life insurance	114	111	338	327
Other	21	53	56	160
Total Noninterest Income	359	387	1,155	2,076

NONINTEREST EXPENSE
Salaries, benefits and other compensation	2,928	2,485	8,790	7,154
Occupancy expense	458	475	1,412	1,354
Furniture and equipment expense	226	230	669	712
Data processing costs	402	388	1,204	1,149
Professional fees	285	460	863	1,445
Marketing expense	117	152	337	449
FDIC premiums	26	20	81	62
Other	347	416	1,111	1,300
Total Noninterest Expense	4,789	4,626	14,467	13,625
Income Before Income Taxes	889	545	1,683	2,024
Income tax provision	230	90	375	424
Net Income	$659	$455	$1,308	$1,600
Earnings per share:
Basic	$0.05	$0.03	$0.10	$0.11
Diluted	$0.05	$0.03	$0.10	$0.11

See accompanying notes to the unaudited consolidated financial statements.

FOX CHASE BANCORP, INC.

Consolidated Statement of Changes in Equity

Nine Months Ended September 30, 2008

(Unaudited)

(In Thousands)

				Common		Accumulated
				Stock		Other	Total
		Additional		Acquired		Comprehensive	Stock-
	Common	Paid-in	Treasury	by	Retained	Income (Loss),	holders’
	Stock	Capital	Stock	Benefit Plans	Earnings	Net	Equity
BALANCE - DECEMBER 31, 2007	$147	$62,909	$(3,924)	$(8,732)	$71,475	$496	$122,371
Purchase of treasury stock			(2,671)				(2,671)
Stock based compensation expense		710					710
Issuance of stock for vested equity awards		(529)		529			—
Unallocated ESOP shares committed to employees		45		288			333
Shares allocated in long-term incentive plan		78					78
Net income					1,308		1,308
Other comprehensive loss						(1,447)	(1,447)
BALANCE – SEPTEMBER 30, 2008	$147	$63,213	$(6,595)	$(7,915)	$72,783	$(951)	$120,682

See accompanying notes to the unaudited consolidated financial statements.

FOX CHASE BANCORP, INC.

Consolidated Statements of Cash Flows

(Unaudited)

(In Thousands)

	Nine Months Ended
	September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,308	$1,600
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	900	200
Depreciation	736	770
Net amortization of securities premiums and discounts	656	165
(Benefit) provision for deferred income taxes	(397)	150
Shares committed to be released to the ESOP	333	381
Shares earned in the long-term incentive plan	78	124
Compensation cost for stock options and stock awards	710	68
Pension plan settlement	137	—
Originations of loans held for sale	(3,197)	(6,112)
Proceeds from sale of loans held for sale	3,193	7,331
Net realized gains on sales of fixed assets	—	(874)
Net gains on sales of securities	(118)	(19)
Net gain on sales of loans and loans held for sale	(10)	(73)
Earnings on investment in bank-owned life insurance	(338)	(327)
Decrease in mortgage servicing rights	111	90
(Increase) decrease in accrued interest receivable and other assets	(454)	812
Increase (decrease) in accrued interest payable, accrued expenses and other liabilities	2,241	(119)
Net Cash Provided by Operating Activities	5,889	4,167

CASH FLOWS FROM INVESTING ACTIVITIES
Equity investment in unaffiliated entity	—	(300)
Investment securities available-for-sale:
Purchases	(17,128)	(76,264)
Proceeds from sales	72,398	108
Proceeds from maturities, calls and principal repayments	11,495	28,182
Mortgage related securities available-for-sale:
Purchases	(108,495)	(11,149)
Proceeds from sales	22,051	—
Proceeds from maturities, calls and principal repayments	48,525	36,164
Net increase in loans	(107,449)	(39,387)
Purchase of loan participations	(19,254)	(27,614)
Net (increase) decrease in Federal Home Loan Bank stock	(3,086)	450
Increase in other investments	(83)	—
Purchases of premises and equipment	(201)	(2,207)
Proceeds from sales of premises and equipment	10	1,732
Net Cash Used in Investing Activities	(101,217)	(90,285)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	7,838	(11,940)
Decrease in advances from borrowers for taxes and insurance	(692)	(989)
Purchase of treasury stock	(2,671)	—
Principal payments on Federal Home Loan Bank advances	(25,710)	—
Federal Home Loan Bank advances	76,770	—
Other borrowings	15,000	—
Acquisition of stock to fund equity incentive plan	—	(1,374)
Net Cash Provided by (Used in) Financing Activities	70,535	(14,303)

Net Decrease in Cash and Cash Equivalents	(24,793)	(100,421)

Cash and Cash Equivalents – Beginning	31,275	134,441

Cash and Cash Equivalents – Ending	$6,482	$34,020
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$17,804	$16,404
Income taxes paid	$836	$19

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

The Bancorp’s primary business has been that of holding the common stock of the Bank and making a loan to the ESOP.   The Bancorp is authorized to pursue other business activities permissible by laws and regulations for other savings and loan holding companies.

The Bancorp and the Bank are subject to regulations of certain federal banking agencies.  These regulations can and do change significantly from period to period.  The Bancorp and the Bank also undergo periodic examinations by regulatory agencies which may subject them to further changes with respect to asset valuations, amounts of required loss allowances and operating restrictions resulting from the regulators’ judgments based on information available to them at the time of their examinations.

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

The Company follows accounting principles and reporting practices which are in compliance with U.S. generally accepted accounting principles (“GAAP”). The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclose contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation and realizability of deferred tax assets and the evaluation of other than temporary impairment of investment securities.  These interim financial statements do not contain all necessary disclosures required by GAAP for complete financial statements and therefore should be read in conjunction with the audited financial statements and the notes thereto included in Fox Chase Bancorp, Inc.’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 14, 2008.   These financial statements include all normal and recurring adjustments which management believes were necessary in order to conform to GAAP.  The results for the nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

NOTE 1 - PRINCIPLES OF CONSOLIDATION AND PRESENTATION (CONTINUED)

Per Share Information

The Company follows the provisions of SFAS No. 128, “Earnings Per Share.”  Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average common shares outstanding during the period.  Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock.  Unallocated shares in the Bank’s employee stock ownership plan (“ESOP”), unvested shares in the Company’s long-term incentive plan and shares purchased to fund the Bancorp’s 2007 Equity Incentive Plan are not included in either basic or diluted earnings per share.

The following table presents the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations (unaudited).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Net Income	$659,000	$455,000	$1,308,000	$1,600,000

Weighted-average common shares outstanding (1)	14,191,655	14,679,750	14,275,109	14,679,750
Average common stock acquired by stock benefit plans:
Unvested shares - long-term incentive plan	(25,114)	(38,362)	(25,114)	(38,697)
ESOP shares unallocated	(476,272)	(514,635)	(485,804)	(524,131)
Shares purchased by trust	(274,254)	(9,897)	(283,053)	(3,335)

Weighted-average common shares used to calculate basic earnings per share	13,416,015	14,116,856	13,481,138	14,113,587

Dilutive effect:
Unvested shares - long-term incentive plans	25,114	38,362	25,114	38,697
Restricted stock awards	1,712	378	6,934	125

Weighted-average common stock shares used to calculate diluted earnings per share	13,442,841	14,155,596	13,513,186	14,152,409

Earnings per share - basic	$0.05	$0.03	$0.10	$0.11
Earnings per share - diluted	$0.05	$0.03	$0.10	$0.11

Outstanding anti-dilutive common stock equivalents	793,068	—	787,846	—

(1) Excludes treasury stock.

NOTE 2 - INVESTMENT AND MORTGAGE RELATED SECURITIES

The amortized cost and fair value of securities available-for-sale as of September 30, 2008 and December 31, 2007 are summarized as follows:

	September 30, 2008 (Unaudited)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)

State and political subdivisions	$14,677	$25	$(444)	$14,258
Corporate securities	9,706	4	(163)	9,547
	24,383	29	(607)	23,805

Private label residential mortgage related security	930	—	(442)	488
Private label commercial mortgage related securities	10,054	—	(722)	9,332
Agency residential mortgage related securities	230,368	1,404	(1,163)	230,609
Total mortgage related securities	241,352	1,404	(2,327)	240,429

Total securities	$265,735	$1,433	$(2,934)	$264,234

	December 31, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)

Obligations of U.S. government agencies	$10,000	$16	$—	$10,016
State and political subdivisions	81,019	126	(2)	81,143
	91,019	142	(2)	91,159

Private label residential mortgage related security	1,181	27	—	1,208
Private label commercial mortgage related securities	10,069	68	—	10,137
Agency residential mortgage related securities	193,112	983	(295)	193,800
Mortgage related securities	204,362	1,078	(295)	205,145

Total securities	$295,381	$1,220	$(297)	$296,304

NOTE 2 - INVESTMENT AND MORTGAGE RELATED SECURITIES (CONTINUED)

The following tables show gross unrealized losses and fair value of securities, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2008 and December 31, 2007:

	September 30, 2008 (Unaudited)
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)

State and political subdivisions	$10,186	$(444)	$—	$—	$10,186	$(444)
Corporate securities	7,581	(163)	—	—	7, 581	(163)
	17,767	(607)	—	—	17,767	(607)

Private label residential mortgage related security	488	(442)	—	—	488	(442)
Private label commercial mortgage related securities	9,332	(722)	—	—	9,332	(722)
Agency residential mortgage related securities	80,482	(1,114)	706	(49)	81,188	(1,163)
Mortgage related securities	90,302	(2,278)	706	(49)	91,008	(2,327)

Total securities	$108,069	$(2,885)	$706	$(49)	$108,775	$(2,934)

	December 31, 2007
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)

State and political subdivisions	$597	$(1)	$672	$(1)	$1,269	$(2)
Agency residential mortgage related securities	32,627	(78)	25,977	(217)	58,604	(295)

Total securities	$33,224	$(79)	$26,649	$(218)	$59,873	$(297)

Management evaluates securities for other-than-temporary impairment on at least a quarterly basis.  Management does not believe that any individual unrealized loss represents an other-than-temporary impairment at September 30, 2008 and December 31, 2007.  Management believes the temporary impairment on its investment securities and mortgage related securities at September 30, 2008 is primarily related to increases in required market yields driven primarily by dislocations in the credit markets. These individual impairments are deemed temporary based on the direct relationship to movements in required market returns as well as the Company’s ability and intent to hold these securities to recovery.

Additionally, Management performed a cash flow analysis of the private label residential mortgage-related security as of September 30, 2008.  The security has a balance of $930,000 and an unrealized loss of $442,000 at September 30, 2008.  The security had a balance of $1.2 million and an unrealized gain of $27,000 at December 31, 2007.  Management has concluded that the security is not other-than-temporarily impaired (1) because the security continues to cash flow based on its contractual terms, (2) because the security continues to maintain a credit rating of AAA, (3) based on Management’s analysis the security appears to have adequate credit enhancement to absorb future losses, and (4) Management’s ability and intent to hold this security to recovery.

NOTE 3 - LOANS

The composition of net loans at September 30, 2008 and December 31, 2007 is provided below (in thousands).

	September 30, 2008	December 31, 2007
	(Unaudited)
Real estate loans:
One-to four-family	$253,862	$215,817
Multi-family and commercial	147,439	76,287
Construction	63,459	46,471
	464,760	338,575

Consumer loans:
Home equity	65,168	68,431
Automobile	315	565
Lines of credit	9,962	9,642
Other	111	106
	75,556	78,744
Commercial loans	36,505	33,356

Total Loans	576,821	450,675

Unearned loan origination costs (fees), net	278	(264)
Allowance for loan losses	(4,261)	(3,376)

Net Loans	$572,838	$447,035

The following table presents changes in the allowance for loan losses (in thousands):

	Nine Months Ended September 30,		Year Ended December 31,
	2008	2007	2007
	(Unaudited)
Allowance at beginning of period	$3,376	$2,949	$2,949
Provision for loan losses	900	200	425
Loans charged off	(18)	(2)	(2)
Recoveries	3	3	4
Allowance at end of period	$4,261	$3,150	$3,376

As of September 30, 2008 and December 31, 2007, the Bank had one interest rate swap in the notional amount of $1.2 million to hedge a 15-year fixed rate loan, which was earning interest at 7.43%.  The Company is receiving a variable rate payment of three-month LIBOR plus 2.24% and is paying a fixed rate payment of 7.43%. The swap matures in April 2022 and had a market value loss position of $76,000 and $60,000 at September 30, 2008 and December 31, 2007, respectively.

Effective January 1, 2008, the Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities - Including an Amendment of FASB Statement No. 115” (SFAS No. 159), which is further discussed in Note 10.  In conjunction with the adoption of SFAS No. 159, the Company identified two financial instruments to be designated for fair value reporting.  The identified instruments are the loan and the related swap discussed in the preceding paragraph.

As the loan is contractually current, the Company has determined the market value of the gain position of the loan is equal to the market value loss position of the swap as of both December 31, 2007 and September 30, 2008.  Accordingly, adopting SFAS No. 159 for these two financial instruments has no impact on the Company’s beginning of period retained earnings or net income for the nine months ended September 30, 2008.

The Company elected to adopt SFAS No. 159 for these two financial instruments as they represent the financial instruments associated with the Company’s only swap agreement.  The critical terms of the loan and the swap are a mirror image, except the loan includes a default interest rate clause.

NOTE 4 – MORTGAGE SERVICING ACTIVITY

Loans serviced for others are not included in the accompanying consolidated statements of condition. The unpaid principal balances of these loans were $110.9 million and $120.4 million at September 30, 2008 and 2007, respectively, and $118.1 million at December 31, 2007.

The following summarizes mortgage servicing rights for the nine months ended September 30, 2008 and 2007 and the year ended December 31, 2007 (in thousands):

	Nine Months Ended September 30,		Years Ended December 31,
	2008	2007	2007
	(Unaudited)
Balance, beginning	$1,066	$1,177	$1,177
Mortgage servicing rights capitalized	—	1	1
Mortgage servicing rights amortized	(80)	(91)	(112)
Valuation allowance	(31)	—	—
Balance, ending	$955	$1,087	$1,066

For the periods ended September 30, 2008, September 30, 2007 and December 31, 2007, the aggregate fair value of the mortgage servicing rights (“MSRs”) was $1.0 million (unaudited), $1.4 million (unaudited) and $1.3 million, respectively.

The fair value of the MSRs for these periods was determined using a valuation model that calculates the present value of estimated future servicing income. The model incorporates assumptions that market participants use in estimating future net servicing income, including estimates of prepayment speeds and discount rates. Mortgage loan prepayment speed is the annual rate at which borrowers are forecasted to repay their mortgage loan principal and is based on historical experience. The discount rate used to determine the present value of future net servicing income - another key assumption in the model - is the required rate of return the market would expect for an asset with similar risk. Both assumptions can, and generally will, change quarterly valuations as market conditions and interest rates change.

MSRs are subject to a disaggregated impairment test at the end of each reporting period, based on the predominant risk characteristics of the underlying loans.  The Bank utilizes original funding date as the predominant risk characteristic and segments the MSR asset into eight distinct tranches.  As of September 30, 2008, two of the MSR tranches had a net impairment and the Bank recorded a valuation allowance of $31,000.

This reduction in the aggregate MSR fair value from $1.4 million at September 30, 2007 to $1.0 million at September 30, 2008 and the resulting valuation allowance is primarily a result of the valuation model increasing the required discount from 10% to 13% during the quarter ended September 30, 2008

NOTE 5 - DEPOSITS

Deposits and their respective weighted average interest rate at September 30, 2008 and December 31, 2007 consist of the following (dollars in thousands):

	September 30, 2008		December 31, 2007
	Weighted Average Rate	Amount	Weighted Average Rate	Amount
	(Unaudited)
Non-interest bearing demand accounts	—%	$46,365	—%	$43,462
NOW accounts	1.12	34,107	1.70	39,299
Money market accounts	2.72	89,746	3.13	50,568
Savings and club accounts	0.25	50,777	0.65	54,019
Certificates of deposit	4.03	372,403	4.71	398,212
	3.03%	$593,398	3.64%	$585,560

NOTE 6 – BORROWINGS

Federal Home Loan Bank Advances

Pursuant to collateral agreements with the Federal Home Loan Bank of Pittsburgh (the “FHLB”), advances are secured by qualifying first mortgage loans, qualifying fixed-income securities, FHLB stock and an interest-bearing demand deposit account with the FHLB. As of September 30, 2008, the Bank had $157.3 million in qualifying collateral pledged against its advances.

Maturity Date	Interest Rate	Strike Rate	Call Date	Amount
				(in thousands)

February 2010	2.84%	—		$10,000
August 2011	4.89%	7.50%		20,000
August 2011	4.87%	7.50%		10,000
July 2013	4.10%	—		9,962
January 2015	3.49%	—		27,448
November 2017	3.62%		November 2010	15,000
November 2017	3.87%		November 2011	15,000
December 2017	2.83%		December 2008	20,000
Term advances				$127,410

Collateralized line of credit	2.07%			3,650
Total advances				$131,060

For the borrowings that contractually mature in August 2011, if three-month LIBOR is greater than or equal to the Strike Rate, as defined, the FHLB can notify the Bank of its intention to convert the borrowing to an adjustable-rate advance equal to three-month LIBOR (4.05% at September 30, 2008) plus .2175% on a quarterly basis. The Bank has the option to repay these advances at each of the option dates without penalty. Accordingly, the contractual maturities above may differ from actual maturities.

The borrowing that contractually matures in July 2013 represents an original $10 million five-year borrowing and amortizes over 25 years with equal monthly payments of $53,000.

The borrowing that contractually matures in January 2015 represents an original $30 million seven-year amortizing borrowing and has equal monthly payments of $403,000.

The borrowings that contractually mature in November 2017 may be called by the FHLB on the call date disclosed in the above table. If the borrowing is called, the Bank has the option to pay off the borrowing without penalty.  If the Bank fails to do so, the borrowing’s fixed rate will reset to a variable rate of three-month LIBOR plus ..10%. Subsequent to the call date, the borrowings are callable by the FHLB quarterly.  Accordingly, the contractual maturities above may differ from actual maturities.

The borrowing that contractually matures in December 2017 may be called by the FHLB on the call date disclosed in the above table. If the borrowing is called, the Bank has the option to pay off the borrowing without penalty.  If the Bank fails to do so, the borrowing’s fixed rate will reset to a variable rate of three-month LIBOR plus ..11%.  Subsequent to the call date, the borrowing is callable by the FHLB quarterly.  Accordingly, the contractual maturities above may differ from actual maturities.

As of September 30, 2008, the Bank had $50.0 million in borrowing capacity under a collateralized line of credit with the FHLB secured by qualifying first mortgage loans, qualifying fixed-income securities, FHLB stock and an interest-bearing demand deposit account with the FHLB.   As of September 30, 2008, there was $3.7 million borrowed on the line at a rate of 2.07%.

The Bank had a maximum borrowing capacity with the FHLB of approximately $511.8 million at June 30, 2008, the latest date for which information is available.  This maximum borrowing capacity is calculated based on available mortgage related securities, residential mortgage loans and other real estate collateralized loans.

NOTE 6 – BORROWINGS (CONTINUED)

Other Borrowed Funds

Other borrowed funds totalled $35.0 million at September 30, 2008, an increase of $15.0 million from $20.0 million at December 30, 2007.  Total other borrowed funds had a weighted average rate of 3.49%.

$20.0 million in other borrowed funds with a weighted average rate of 3.60% contractually mature in November 2014 and may be called by the lender in November 2009.  Subsequent to the call date, the borrowing is callable by the lender quarterly. $15.0 million in other borrowed funds with a weighted average rate of 3.33% contractually mature in September 2018 and features a one- time call by the lender in September 2012.

Mortgage related securities with a carrying value of $39.0 million at September 30, 2008 were pledged as collateral for these other borrowed funds.

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

The following tables provide a roll forward of the changes in benefit obligations and plan assets for the most recent year and the current nine months ended September 30, 2008:

	September 30, 2008	December 31, 2007
	(In Thousands)
Change in benefit obligation:

Net benefit obligation at beginning of period	$2,643	$2,389
Interest cost	67	120
Actuarial loss	160	134
Benefits paid	(2,870)	—
Net benefit obligation at end of period	$—	$2,643

	September 30, 2008	December 31, 2007
	(In Thousands)
Change in plan assets:

Fair value of plan assets at beginning of period	$2,407	$2,302
Actual return on plan assets	31	105
Employer contributions	432	—
Benefits paid	(2,870)	—
Fair value of plan assets at end of period	$—	$2,407

NOTE 7 – EMPLOYEE BENEFITS (CONTINUED)

The following table sets forth the components of the defined benefit plan costs for the periods presented:

	Nine Months	Year
	Ended	Ended
	September 30,	December 31,
	2008	2007
	(In Thousands)

Service cost	$—	$—
Interest cost	67	120
Return on plan assets	(31)	(105)
Amortization of unrecognized net actuarial loss	160	143
Settlement loss	137	—
Net periodic benefit costs reported in salaries, benefits and other compensation expense	$333	$158

NOTE 8 – STOCK BASED COMPENSATION

During the nine months ended September 30, 2008, the Company recorded $710,000 of stock based compensation expense in connection with the 2007 Equity Incentive Plan, comprised of stock option expense of $304,000 and restricted stock expense of $406,000.

During 2007, a trust purchased 287,500 shares of Company common stock which the Company anticipates will fund amounts earned under the restricted stock awards.  During the quarter ended September 30, 2008, 40,620 shares of restricted stock vested which reduces shares owned by the trust to 246,880 shares.

The following is a summary of the Company’s stock option activity and related information for the 2007 Equity Incentive Plan for the nine months ended September 30, 2008:

		Weighted
	Number of	Average
	Stock	Exercise
	Options	Price

Outstanding at December 31, 2007	518,800	$12.38
Granted	101,400	11.42
Exercised	—	—
Forfeited	(5,000)	12.09
Outstanding at September 30, 2008	615,200	$12.22
Exercisable at September 30, 2008	102,860	$12.38

The following is a summary of the Company’s unvested options as of September 30, 2008 and changes therein during the nine months then ended:

		Weighted
	Number of	Average
	Stock	Grant Date
	Options	Fair Value

Unvested at December 31, 2007	518,800	$3.40
Granted	101,400	2.78
Exercised	—	—
Vested	(102,860)	3.40
Forfeited	(5,000)	3.20
Unvested at September 30, 2008	512,340	$3.28

NOTE 8 – STOCK BASED COMPENSATION (CONTINUED)

Expected future expense relating to the 512,340 non-vested options outstanding as of September 30, 2008 is $1.6 million over a weighted average period of 4.0 years.

The following is a summary of the status of the Company’s restricted stock as of September 30, 2008 and changes therein during the nine months then ended:

		Weighted
	Number of	Average
	Restricted	Grant Date
	Shares	Fair Value

Unvested at December 31, 2007	203,400	$12.38
Granted	17,100	11.42
Vested	(40,620)	12.38
Forfeited	(300)	12.38
Unvested at September 30, 2008	179,580	$12.29

Expected future compensation expense relating to the 179,580 restricted shares at September 30, 2008 is $2.1 million over a weighted average period of 4.1 years.

NOTE 9 - COMPREHENSIVE INCOME

Comprehensive income for the three and nine months ended September 30, 2008 and 2007 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Net income	$659	$455	$1,308	$1,600

Other comprehensive income:

Unrealized holding losses arising during the period, net of tax (benefit) (three months ended September 30, 2008 and 2007, $(209) and $548 and for nine months ended September 30, 2008 and 2007 $(884) and $318 respectively)	(322)	998	(1,460)	626

Less: Reclassification adjustment for gains included in net income, net of taxes (three months ended September 30, 2008 and 2007, $0 and $0 and for nine months ended September 30, 2008 and 2007 $(40) and $0, respectively)	—	1	78	—

Plus: Amortization of pension actuarial loss	—	2	4	5
Pension plan settlement	—	—	87	—

Other comprehensive income	(322)	999	(1,447)	631

Comprehensive income (loss)	$337	$1,454	$(139)	$2,231

NOTE 10 – ACCOUNTING PRONOUNCEMENTS ADOPTED IN NINE MONTHS ENDED SEPTEMBER 30, 2008

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

The Company classified two financial instruments as Level 3 as of September 30, 2008. The first instrument is a private label collateralized mortgage obligation (“CMO”), the fair value of which, unlike U.S. agency mortgage related securities, is more difficult to determine because they are not actively traded in securities markets.  The second instrument is a loan, which was recorded at fair value when the Company adopted SFAS No. 159, since lending credit risk is not an observable input for this individual commercial loan.  The unrealized loss in the private label CMO was $442,000 at September 30, 2008 compared to an unrealized gain of $27,000 at January 1, 2008.  The unrealized gain on the loan was $76,000 at September 30, 2008 compared to an unrealized gain of $60,000 at January 1, 2008.

The following table of the Company’s fair value measurements at September 30, 2008 includes (1) investment securities and mortgage related securities available-for-sale; (2) the two financial instruments recorded at fair value in conjunction with the Company’s adoption of SFAS No. 159 in the first quarter of 2008 and (3) the two tranches of MSRs recorded at fair value in the third quarter 2008.

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
		for Identical	Observable	Unobservable
	As of	Assets	Inputs	Inputs
Description	9/30/2008	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)
State and Political Subdivisions	$14,258	$—	$14,258	$—
Corporate Securities	9,547	—	9,547	—
Private label residential mortgage related security	488	—	—	488
Private label commercial mortgage related securities	9,332	—	9,332	—
Agency residential mortgage related securities	230,609	—	230,609	—
Mortgage servicing rights (two tranches)	302	—	302	—
Loans (1)	1,201	—	—	1,201
Other Assets – Swap Contract (1)	(76)	—	(76)	—
Total	$265,661	$—	$263,972	$1,689

(1) Such assets are recorded at fair value in conjunction with adoption of SFAS No. 159.

The Company utilizes an external pricing service to perform evaluations on its investment portfolio on a quarterly basis.  The Company will be evaluating the appropriateness of the identified Level 1, 2 or 3 classifications on a recurring basis. The Company has also adopted FASB Staff Position No. 157-2, which allowed it to defer the effective date of SFAS No. 157 for certain nonfinancial assets and liabilities until January 1, 2009.

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

NOTE 11 – OTHER ACCOUNTING PRONOUNCMENTS

In March 2008, the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (SFAS No. 161).  SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities.  Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is evaluating this statement and has not yet determined the impact of its required disclosures.  The Company does not intend to early adopt this statement.

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

Critical Accounting Policies

We consider accounting policies involving significant judgments and assumptions by management that have, or could have, a material impact on the carrying value of certain assets or on income to be critical accounting policies. We consider the following to be our critical accounting policies: allowance for loan losses, other-than-temporary impairment of securities, and deferred income taxes.

Allowance for Loan Losses. The allowance for loan losses is maintained at a level representing management’s best estimate of known and inherent losses in the loan portfolio, based on management’s evaluation of the portfolio’s collectibility. The allowance is established through the provision for loan losses, which is charged against income. Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment. Among the material estimates required to establish the allowance are: loss exposure at default; the amount and timing of future cash flows on impacted loans; value of collateral; and determination of loss factors to be applied to the various elements of the portfolio. All of these estimates are susceptible to significant change. Management reviews the level of the allowance on a quarterly basis and establishes the provision for loan losses based upon an evaluation of the size and composition of the portfolio, loss experience in particular segments of the portfolio, trends and absolute levels of classified and criticized loans, trends and absolute levels in delinquent loans, trends in risk ratings, actual charge-offs, trends in industry charge-offs by particular segments and changes in existing general economic and business conditions affecting our lending areas and the national economy.  Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation. In addition, the Office of Thrift Supervision, as an integral part of its examination process, periodically reviews our allowance for loan losses. Such agency may require us to recognize adjustments to the allowance based on its judgments about information available to it at the time of its examination. A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would negatively affect earnings.

During the three months ended June 30, 2008, management refined its methodology for determining its loss factors for new commercial loans originated in 2008.  Under this methodology, management reviews and provides a loss factor for each individual new loan relationship.  Generally, management believes the risk of default on recently underwritten loans is relatively low at the time of origination. This is supported by the concept that the fair value of the loan at inception approximates its book value.  However, based on its industry experience, management believes the default risk on loans is initially low, increases with time, at some point moderating.  These 2008 loans will be reviewed on a quarterly basis, and loss reserve factors adjusted commensurate with assessed changes in the loan’s risk.

Other-Than-Temporary Impairment of Investment Securities. Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and FASB Staff Position FAS 115-1 and 124-1 “The Meaning of Other Than Temporary Impairment and Its Application to Certain Investments,” require companies to perform periodic reviews of individual securities in their investment portfolios to determine whether a decline in the value of a security is other than temporary. A review of other-than-temporary impairment requires companies to make certain judgments regarding the nature of the decline, its effect on the financial statements and the probability, extent and timing of a valuation recovery and the company’s intent and ability to hold the security. Pursuant to these requirements, we assess valuation declines to determine the extent to which such changes are attributable to (1) fundamental factors specific to the issuer, such as financial condition, business prospects or other factors, or (2) market-related factors, such as required market yields, interest rates or equity market declines. If the decline in the market value of a security is determined to be other than temporary, we reduce the book value of such security to its current market value, recognizing the decline as a realized loss on the income statement.

As disclosed in Note 2 – Investment and Mortgage Related Securities, the Company’s investment portfolio had an unrealized loss of $1.5 million at September 30, 2008 compared to an unrealized gain of $923,000 at December 31, 2007.  The net unrealized loss represents 0.56% of the book value of the investment portfolio. Management evaluates individual securities for other-than-temporary impairment on at least a quarterly basis.  Management does not believe that any individual unrealized loss represents an other-than-temporary impairment at September 30, 2008 and December 31, 2007.  Management believes the temporary impairment on its investment securities and mortgage related securities as of September 30, 2008 is primarily related to increases in required market yields, driven primarily by dislocations in the credit markets. These individual impairments are deemed temporary based on the direct relationship to movements in required market returns as well as the Company’s ability and intent to hold these securities to recovery.

Deferred Income Taxes. We use the asset and liability method of accounting for income taxes as prescribed in Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. If current available information raises doubt as to the realization of the deferred tax assets, a valuation allowance is established. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We exercise significant judgment in evaluating the amount and timing of recognition of the resulting tax liabilities and assets. These judgments require us to make projections of future taxable income. The judgments and estimates we make in determining our deferred tax assets, which are inherently subjective, are reviewed on a continual basis as regulatory and business factors change. Any reduction in estimated future taxable income may require us to record a valuation allowance against our deferred tax assets. The Company had a charitable contribution carryover of $1.2 million as of September 30, 2008, resulting in a deferred tax asset of $404,000.  Utilization of this carryover is limited to 10% of taxable income on an annual basis. Such carryover will expire on December 31, 2011, if not utilized. If the Company is unable to generate sufficient taxable income to utilize this carryover it may require us to record a valuation allowance against this deferred tax asset.  Any valuation allowance would result in additional income tax expense in the period, which would negatively affect earnings.

Comparison of Financial Condition at September 30, 2008 and December 31, 2007

Total assets increased $73.8 million, or 9.1%, to $886.7 million at September 30, 2008, compared to $812.9 million at December 31, 2007.  Loans increased $125.8 million from December 31, 2007 to September 30, 2008. Approximately $91.3 million of this increase was in commercial, commercial real estate and construction loans as we continue our strategic initiative to increase our commercial loan portfolio. Additionally, $38.0 million of this increase was in one-to four-family real estate loans as we were able to grow this portfolio, within our geographic region, through our correspondent relationships. The growth in loans was funded through the liquidation of $60.0 million in short-term auction rate bonds, the liquidation of $20.0 million of money market funds, increased Federal Home Loan Bank advances of $11.1 million and additional other borrowed funds of $15.0 million in the third quarter of 2008.  The remaining increase of $40.0 million in Federal Home Loan Bank advances funded the $35.3 million increase in agency residential mortgage related securities due to a leverage strategy implemented during the first quarter 2008.

Deposits increased $7.8 million, or 1.3%, from $585.6 at December 31, 2007 to $593.4 million at September 30, 2008. Core deposits, defined as non-interest and interest bearing checking accounts, money market accounts and savings accounts, increased $33.6 million, or 18.0%, from $187.3 million at December 31, 2007 to $221.0 million at September 30, 2008 as the Bank (1) increased commercial business checking accounts through the efforts of its commercial lending and cash management teams and (2) increased money market accounts through promotional activities.

Stockholders’ equity decreased $1.7 million to $120.7 million at September 30, 2008 compared to $122.4 million at December 31, 2007 primarily due to unrealized losses on the investment portfolio of $1.4 million and the repurchase of 222,891 shares of common stock at a cost of $2.7 million, offset by net income of $1.3 million.

Comparison of Operating Results for the Three and Nine Months Ended September 30, 2008 and 2007

General. Net income increased $204,000, or 44.8%, to $659,000 for the three months ended September 30, 2008, compared to $455,000 for the three months ended September 30, 2007.  The increase in net income was primarily the result of an increase in net interest income of $910,000 offset by an increase in loan loss provision of $375,000, an increase of $163,000 in noninterest expense and an increase of $140,000 in income tax expense.

Net income decreased $292,000, or 18.3%, to $1.3 million for the nine months ended September 30, 2008 from $1.6 million for the nine months ended September 30, 2007. The decrease in net income was primarily the result of an decrease in noninterest income of $921,000, an increase in noninterest expense of $842,000 and an increase in loan loss provision of $700,000, offset by an increase in net interest income of $2.1 million and a decrease in tax expense of $49,000.  The decrease in noninterest income of $921,000 was primarily the result of a gain of $874,000 (after tax $577,000) related to the sale of the Bank’s former operations center in the second quarter of 2007.  The increase in noninterest expense of $842,000 includes an expense of $297,000 (after tax $196,000) associated with final distributions from the Company’s terminated pension plan in the second quarter of 2008.

Net Interest Income. Net interest income increased $910,000, or 18.5%, during the three months ended September 30, 2008,  compared to the same period in 2007.  The increase in net interest income was primarily due to an increase in total interest income of $1.0 million offset by a $94,000 increase in total interest expense.  The increase in total interest income was primarily due to an increase in average balance of interest-earning assets of $111.7 million offset by a decrease in the average yield on interest-earning assets from 5.85% to 5.54%.  The increase in average balances of interest-earning assets was primarily due to: (1) an increase in the average balance of loans of $127.9 million year over year primarily related to the implementation of the Company’s focus on increasing its levels of commercial lending; (2) an increase in the average balance of mortgage related securities of $113.5 million year over year primarily due to leverage strategies implemented in the fourth quarter of 2007 and first quarter of 2008, offset by a decrease of $70.6 million in average interest-earning demand deposits and money market funds, which were utilized to fund loan growth.  The increase in total interest expense was primarily due to an increase in average balances on interest-bearing liabilities of $114.5 million offset by a decrease in the average cost on interest-bearing liabilities from 3.90% to 3.31%.  The increase in the average balance of interest-bearing liabilities was primarily due to an increase in the average balance of FHLB advances and other borrowed funds of  $121.8 million, which were used to fund the leverage strategies and loan growth offset by a decrease in the average balance of interest-bearing deposits of $7.3 million.

Net interest income increased $2.1 million, or 15.4%, during the nine months ended September 30, 2008, compared to the same period in 2007. The increase in net interest income was due to an increase in total interest income of $3.6 million offset by a $1.5 million increase in total interest expense.  The increase in total interest income was primarily due to an increase in average total interest earning assets of $107.7 million, offset by a decrease in the average yield on interest-earning assets from 5.64% to 5.45%.  The increase in average balances of interest-earning assets was primarily due to: (1) an increase in the average balance of loans of $102.5 million year over year primarily related to the implementation of the Company’s focus on increasing its levels of commercial lending; (2) an increase in the average balance of mortgage related securities of $106.5 million year over year primarily due to the leverage strategies implemented in the fourth quarter of 2007 and first quarter of 2008, offset by a decrease of $71.1 million in average interest-earning demand deposits and money market funds, which were utilized to fund loan growth. The increase in total interest expense was primarily due to an increase in average balances on interest-bearing liabilities of $108.5 million offset by a decline in the average cost on interest-bearing liabilities from 3.82% to 3.50%. The increase in the average balance of interest-bearing liabilities was primarily due to an increase in the average balance of FHLB advances and other borrowed funds of  $109.6 million, which were used to fund the leverage strategies and loan growth offset by a decrease in the average balance of interest-bearing deposits of $1.1 million.

The following table summarizes average balances and average yields and costs of interest-earning assets and interest-bearing liabilities for the three and nine months ended September 30, 2008 and 2007. Yields are not presented on a tax-equivalent basis. Any adjustments necessary to present yields on a tax-equivalent basis are insignificant.

	Three Months Ended September 30,						Nine Months Ended September 30,
	2008			2007			2008			2007
		Interest			Interest			Interest			Interest
	Average	and	Yield/	Average	and	Yield/	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost	Balance	Dividends	Cost	Balance	Dividends	Cost
	(Dollars in thousands)						(Dollars in thousands)
Assets:
Interest-earning assets:
Interest-earning demand deposits	$7,830	$17	0.84%	$78,458	$1,019	5.15%	$9,749	$124	1.70%	$102,405	$3,970	5.18%
Money market funds	2	—	2.42%	—	—	0.00%	21,515	521	3.23%	—	—	0.00%
Mortgage-related securities	245,497	3,138	5.11%	132,015	1,657	5.02%	248,184	9,248	4.97%	141,678	5,187	4.88%
Taxable securities	18,474	190	4.12%	69,138	966	5.59%	32,775	1,069	4.35%	53,160	2,002	5.02%
Nontaxable securities	14,558	146	4.02%	22,094	205	3.70%	15,707	469	3.98%	24,879	709	3.80%
Loans (1):
Residential loans	248,333	3,525	5.68%	208,215	2,992	5.75%	231,635	9,838	5.66%	207,704	8,855	5.68%
Commercial loans	221,723	3,494	6.17%	128,976	2,558	7.76%	188,227	9,254	6.46%	104,475	5,901	7.45%
Consumer loans	75,634	1,087	5.75%	80,626	1,196	5.94%	76,673	3,323	5.78%	81,834	3,582	5.84%
Total Loans	545,690	8,106	5.89%	417,817	6,746	6.41%	496,535	22,415	5.98%	394,013	18,338	6.18%
Allowance for loan losses	(3,895)			(3,076)			(3,643)			(3,007)
Net loans	541,795	8,106		414,741	6,746		492,892	22,415		391,006	18,338
Total interest-earning assets	828,156	11,597	5.54%	716,446	10,593	5.85%	820,822	33,846	5.45%	713,128	30,206	5.64%
Noninterest-earning assets	36,101			36,256			36,579			36,172
Total assets	$864,257			$752,702			$857,401			$749,300

Liabilities and equity:
Interest-bearing liabilities:
NOW and money market deposit accounts	$113,013	581	2.04%	$86,108	577	2.66%	$101,902	1,571	2.06%	$80,063	1,453	2.43%
Savings accounts	52,910	33	0.25%	58,268	108	0.73%	53,279	126	0.32%	60,781	334	0.73%
Certificates of deposit	373,883	3,731	3.97%	402,748	4,624	4.56%	388,788	12,307	4.23%	404,218	13,535	4.48%
Total interest-bearing deposits	539,806	4,345	3.20%	547,124	5,309	3.85%	543,969	14,004	3.44%	545,062	15,322	3.76%

FHLB advances	129,554	1,230	3.72%	30,000	375	4.88%	118,843	3,380	3.74%	30,000	1,111	4.88%
Other borrowed funds	22,278	203	3.57%	—	—	0.00%	20,759	567	3.59%	—	—	0.00%
Total borrowings	151,832	1,433	3.69%	30,000	375	4.88%	139,602	3,947	3.72%	30,000	1,111	4.88%
Total interest-bearing liabilities	691,638	5,778	3.31%	577,124	5,684	3.90%	683,571	17,951	3.50%	575,062	16,433	3.82%
Noninterest-bearing deposits	47,439			44,848			46,065			43,245
Other noninterest-bearing liabilities	4,336			4,121			5,586			4,929
Total liabilities	743,413			626,093			735,222			623,236
Stockholders’ equity	121,738			127,680			121,835			126,993
Accumulated comprehensive income	(894)			(1,071)			344			(929)
Total stockholders’ equity	120,844			126,609			122,179			126,064
Total liabilities and stockholders’ equity	$864,257			$752,702			$857,401			$749,300
Net interest income		$5,819			$4,909			$15,895			$13,773
Interest rate spread			2.23%			1.95%			1.95%			1.82%
Net interest margin			2.79%			2.72%			2.55%			2.55%
Average interest-earning assets to average interest-bearing liabilities			119.74%			124.14%			120.08%			124.01%

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

	Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007			Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Rate	Volume	Net	Rate	Volume	Net

Interest and dividend income:
Interest-earning demand deposits	$(85)	$(917)	$(1,002)	$(254)	$(3,592)	$(3,846)
Money market funds	—	—	—	—	521	521
Mortgage related securities	56	1,425	1,481	162	3,899	4,061
Taxable securities	(69)	(707)	(776)	(165)	(768)	(933)
Nontaxable securities	11	(70)	(59)	21	(261)	(240)
Loans:
Residential loans	(43)	576	533	(37)	1,020	983
Commercial and construction loans	(903)	1,839	936	(1,378)	4,731	3,353
Consumer loans	(35)	(74)	(109)	(33)	(226)	(259)
Total loans	(981)	2,341	1,360	(1,448)	5,525	4,077
Total interest-earning assets	(1,068)	2,072	1,004	(1,684)	5,324	3,640

Interest expense:
NOW and money market deposits	(176)	180	4	(278)	396	118
Savings accounts	(65)	(10)	(75)	(167)	(41)	(208)
Certificates of deposit	(562)	(331)	(893)	(711)	(517)	(1,228)
Total interest-bearing deposits	(803)	(161)	(964)	(1,156)	(162)	(1,318)

FHLB advances	(388)	1,243	855	(1,021)	3,290	2,269
Other borrowings	—	203	203	—	567	567
Total borrowings	(388)	1,446	1,058	(1,021)	3,857	2,836
Total interest-bearing liabilities	(1,191)	1,285	94	(2,177)	3,695	1,518
Net change in net interest income	$123	$787	$910	$493	$1,629	$2,122

Provision for Loan Losses.  The Company recorded a provision for loan losses of $500,000 and $900,000 for the three and nine months ended September 30, 2008 compared to $125,000 and $200,000 for the three and nine months ended September 30, 2007.  The increase in the provision reflected loan growth, primarily in the commercial categories, an increase in nonperforming and classified loans, an increase in the loan loss reserve assumptions for construction loans to reflect the challenging economic environment, and partially affected by the change in the allowance methodology as previously discussed and implemented in the June 2008 quarter.

The following table provides information with respect to the Bank’s nonperforming assets at the dates indicated.   There were no troubled debt restructurings as of the dates presented below.

	At September 30, 2008	At December 31, 2007
	(Dollars in thousands)
Nonaccrual loans:
One- to four-family	$1,275	$155
Consumer	129	—
Multi-family and commercial real estate	467	105
Total	1,871	260
Accruing loans past due 90 days or more:
One- to four-family	—	559
Total	—	559
Total of nonaccrual loans and accruing loans 90 days or more past due	$1,871	$819
Real estate owned	—	—
Total nonperforming assets	$1,871	$819
Total nonperforming loans to total loans	0.32%	0.18%
Total nonperforming loans to total assets	0.21	0.10
Total nonperforming assets to total assets	0.21	0.10
Allowance for loan losses to nonperforming loans	228%	412%

The increase in nonaccrual loans to $1.9 million at September 30, 2008 from $260,000 at December 31, 2007 was primarily a result of (1) a $505,000 residential mortgage and a $54,000 home equity loan to one borrower secured by a residential property in southern New Jersey, both of which were placed on nonaccrual during the three month period ended March 31, 2008 (the loans were previously included in the 90 days past due and still accruing category as of December 31, 2007); (2) one commercial loan totaling $362,000 and four residential mortgage loans totaling $832,000 placed on nonaccrual in the June and September 2008 quarters offset by two residential mortgage loans totaling $155,000 which were on nonaccrual at December 31, 2007 that are making payments and became current in 2008.  The loans placed on nonaccrual during the June and September 2008 quarters are secured by real estate properties located in southern New Jersey and southeastern Pennsylvania.

Noninterest Income. The following table summarizes noninterest income for the three and nine months ended September 30, 2008 and 2007.

	Three Months				Nine Months
	Ended September 30,				Ended September 30,
	2008	2007	$ Change	% Change	2008	2007	$ Change	% Change
	(Dollars in thousands)

Service charges and other fee income	$218	$204	$14	6.9%	$633	$623	$10	1.6%
Net gain on sale of:
Loans	6	—	6	100.0%	10	73	(63)	(86.3)%
Fixed assets	—	—	—	—	—	874	(874)	(100.0)%
Securities available-for-sale	—	19	(19)	(100.0)%	118	19	99	521.1%
Income on bank-owned life insurance	114	111	3	2.7%	338	327	11	3.4%
Other	21	53	(32)	(60.4)%	56	160	(104)	(65.0)%
Total
	$359	$387	$(28)	(7.2)%	$1,155	$2,076	$(921)	(44.4)%

For the three months ended September 30, 2008, gain on sale of securities decreased $19,000 compared to the same period in 2007, as the Company had no investment sales in the current quarter compared to the same quarter in 2007.  Other income decreased $32,000 during the three-month period as a result of the Bank receiving a reduced rate on the funds held at a third party check processor. These decreases were offset by an increase in service charges and other fee income of $14,000 as the Bank changed the structure of certain fees related to overdrafts and dormant accounts.

The decrease in the nine months ended September 30, 2008 was primarily the result of the Bank recognizing a pre-tax gain of $874,000 on the sale of its operations center in the second quarter of 2007, gain on sale of loans decreasing $63,000 compared to the same period in 2007 as the Company discontinued selling residential mortgage loans during the second quarter of 2007 and other income decreasing $104,000 during the nine-month period as a result of the Bank receiving a reduced rate on the funds held at a third party check processor.  These decreases were offset by an increase in the gain on sale of investment securities of $99,000 during the nine months ended September 30, 2008 as the Company took advantage of the steepening yield curve to liquidate certain securities at a gain and reinvest the proceeds in higher-yielding securities.

During the three months ended September 30, 2008, the Bank discontinued its relationship with its third party check processor and began to process checks internally. Accordingly, other income from third party check processors will discontinue in the fourth quarter 2008, but such decrease will be offset by a nominal improvement in net interest income as the Bank receives the benefit of float associated with outstanding checks.

Noninterest Expense. The following table summarizes noninterest expense for the three and nine months ended September 30, 2008 and 2007.

	Three Months				Nine Months
	Ended September 30,				Ended September 30,
	2008	2007	$ Change	% Change	2008	2007	$ Change	% Change
	(Dollars in thousands)

Salaries, benefits and other compensation	$2,928	$2,485	$443	17.8%	$8,790	$7,154	$1,636	22.9%
Occupancy expense	458	475	(17)	(3.6)%	1,412	1,354	58	4.3%
Furniture and equipment expense	226	230	(4)	(1.7)%	669	712	(43)	(6.0)%
Data processing costs	402	388	14	3.6%	1,204	1,149	55	4.8%
Professional fees	285	460	(175)	(38.0)%	863	1,445	(582)	(40.3)%
Marketing expense	117	152	(35)	(23.0)%	337	449	(112)	(24.9)%
FDIC premiums	26	20	6	30.0%	81	62	19	30.6%
Other	347	416	(69)	(16.6)%	1,111	1,300	(189)	(14.5)%
Total	$4,789	$4,626	$163	3.5%	$14,467	$13,625	$842	6.2%

Noninterest expense increased $163,000, or 3.5%, during the three months ended September 30, 2008 compared to the same period in 2007.  The largest changes for the three month period were salaries, benefits and other compensation of $443,000, or 17.8% primarily due to a $209,000 increase related to equity awards granted under the 2007 Equity Incentive Plan, costs associated with the opening of the Bank’s West Chester, Pennsylvania branch in October 2007 and annual merit increases offset by a decrease of $175,000, or 38.0%, in professional fees primarily from lower levels of Sarbanes-Oxley compliance and audit related costs in the current quarter versus the same period in 2007 and a decrease in other noninterest expense of $69,000, or 16.6%, as the Company continued its disciplined focus on managing its other expenses.

Noninterest expense increased $842,000, or 6.2%, during the nine months ended September 30, 2008 compared to the same period in 2007.  The largest changes for the nine month period were salaries, benefits and other compensation of $1.6, million, or 22.9%, primarily due to a $642,000 increase related to equity awards granted under the 2007 Equity Incentive Plan costs associated with the opening of the Bank’s West Chester, Pennsylvania branch in October 2007 and annual merit increases offset by a decrease of $582,000, or 40.3%, in professional fees primarily from primarily due to legal fees paid in the first quarter of 2007 in relation to the litigation with the Bank’s former Chief Executive Officer, which was settled in the fourth quarter of 2007, a decrease in consulting fees in connection with the Company’s first year of becoming Sarbanes-Oxley compliant in 2007 and reduced audit costs versus the same period in 2007, a decrease in marketing expense of $112,000, or 24.9% due to reduced promotional offers and advertising performed during 2008 and a decrease in other noninterest expense of $189,000, or 14.5%, as the Company continued its disciplined focus on managing its other expenses.

The FDIC deposit insurance premium increased $6,000 and $19,000 for the three and nine-month periods ended September 30, 2008.  This expense benefited from the utilization of the one-time assessment credit that was provided to eligible insured depository institutions under the Federal Deposit Insurance reform Act of 2005.  As of December 31, 2007 and September 30, 2008, the remaining balance of the one-time credit was approximately $220,000 and $10,000, respectively.  Management anticipates that this credit will be fully utilized in the fourth quarter of 2008 and FDIC deposit insurance costs will  approximate $75,000 to $100,000 during the fourth quarter of 2008.  In addition, the FDIC proposed raising premiums by seven basis points in the first quarter of 2009, to rates ranging from 12 to 14 basis points, for about 90 percent of banks.  In the second quarter of 2009, those banks, which pay a premium of 5 to 7 basis points, would be charged at rates ranging from 8 to 21 basis points. During the third quarter of 2008, the Bank was charged at 5.23 basis points.

Income Taxes. The income tax provision for the three and nine months ended September 30, 2008 was $230,000 and $375,000, respectively, compared to $90,000 and $424,000 for the three and nine months ended September 30, 2007, respectively. The Company’s effective income tax rate was 25.9% and 16.5% for the three-month periods ended September 30, 2008 and 2007, respectively and 22.3% and 20.9% for the nine months ended September 30, 2008 and 2007, respectively.  These rates reflect the Company’s levels of tax-exempt income for both periods relative to the overall level of taxable income.

Liquidity and Capital Management

Liquidity Management. Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, FHLB advances and other borrowings, loan repayments, maturities and sales of securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.

The following table presents certain of our contractual obligations as of September 30, 2008 and December 31, 2007.

		Payments Due by period
Contractual Obligations	Total	Less than One Year	One to Three Years	Three to Five Years	More Than Five Years
	(In thousands)

At September 30, 2008
Operating lease obligations (1)	$1,777	$478	$908	$391	$—
FHLB advances and other borrowings (2)	201,161	13,850	59,781	25,588	101,942
Other long-term obligations (3)	2,892	1,949	906	37	—
Total	$205,830	$16,277	$61,595	$26,016	$101,942

At December 31, 2007
Operating lease obligations (1)	$2,192	$494	$963	$735	$—
FHLB advances and other borrowings (2)	127,460	3,939	7,859	35,861	79,801
Other long-term obligations (3)	3,481	1,910	1,571	—	—
Total	$133,133	$6,343	$10,393	$36,596	$79,801

(1)          Represents lease obligations for operations center, one commercial loan production office and equipment.

(2)          Includes principal and projected interest payments.

(3)          Represents obligations to the Company’s third party data processing provider and other vendors.

We regularly adjust our investments in liquid assets based upon our assessment of: (1) expected loan demands; (2) expected deposit flows; (3) yields available on interest-earning deposits and securities; and (4) the objectives of our asset/liability management policy. We use a variety of measures to assess our liquidity needs, which are provided to our Asset/Liability Management and Pricing Committees on a regular basis. Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing and investing activities during any given period. At September 30, 2008, cash and cash equivalents totaled $6.5 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $264.2 million at September 30, 2008. In addition, at June 30, 2008, the latest date available, we had the ability to borrow a total of approximately $511.8 million from the Federal Home Loan Bank of Pittsburgh. On September 30, 2008, we had $131.1 million of borrowings outstanding.

At September 30, 2008, we had $99.2 million in loan commitments outstanding, which consisted of $7.2 million of mortgage loan commitments, $21.2 million in unused home equity lines of credit, $2.7 million in consumer loan commitments or lines of credit, $67.7 million in commercial loan commitments and $252,000 in stand-by letters of credit. Certificates of deposit due within one year of September 30, 2008 totaled $212.2 million, or 57.0%, of total certificates of deposit. We believe the large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods in the current interest rate environment. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other forms of deposits and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before September 30, 2009. We believe, however, based on past experience that a significant portion of these certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

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

	Nine Months Ended September 30, 2008	Year Ended December 31, 2007
Investing activities:
Loan originations	$(176,739)	$(193,870)
Loan principal payments and other decreases in loans	69,290	134,091
Loan sales	—	—
Loan participation purchases	(19,254)	(32,064)
Security purchases	(125,623)	(187,984)
Security sales	94,449	36,268
Security maturities, calls and principal repayments	60,020	86,128
Financing activities:
Net change in deposits	7,838	(10,974)
Increase in FHLB advances	51,060	50,000
Increase in other borrowings	15,000	20,000
Purchase of treasury stock	(2,671)	(3,924)

Capital Management. The Bank is subject to various regulatory capital requirements administered by the Office of Thrift Supervision, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2008, the Bank exceeded all of regulatory capital requirements and was considered a “well capitalized” institution under regulatory guidelines.

The following table presents the Bank’s capital ratios and the minimum capital requirements to be considered ‘‘well capitalized” by the OTS as of September 30, 2008 and December 31, 2007:

	Ratio	Minimum to be Well Capitalized
September 30, 2008:
Total risk-based capital (to risk-weighted assets)	19.52%	>10.0%
Tier 1 capital (to risk-weighted assets)	18.72%	> 6.0%
Tier 1 capital (to adjusted assets)	11.20%	> 5.0%

December 31, 2007:
Total risk-based capital (to risk-weighted assets)	22.54%	>10.0%
Tier 1 capital (to risk-weighted assets)	21.78%	> 6.0%
Tier 1 capital (to adjusted assets)	12.03%	> 5.0%

As a result of Fox Chase Bancorp’s initial public stock offering, the Bank’s capital was increased by $30.0 million in September 2006. The remaining proceeds of the offering were retained by Fox Chase Bancorp to be used for general corporate purposes.   The capital ratios above reflect this infusion of capital.

Total stockholders’ equity to total assets was 13.61% at September 30, 2008, 15.05% at December 31, 2007 and 17.05% at September 30, 2007.

The capital from the offering significantly increased our liquidity and capital resources.  Over time, this initial level of liquidity has been reduced as net proceeds from the stock offering have been used for general corporate purposes, including the funding of lending activities.  The Company’s financial condition and results of operations have been enhanced by the capital from the offering, resulting in increased net interest-earning assets.  However, the large increase in equity resulting from the capital raised in the offering has had an adverse impact on our return on equity.  The Company may use capital management tools such as cash dividends and share repurchases as well as improving operating income to increase its return on equity.

We do not intend at this time under the current circumstances to apply for government assistance through the United States Treasury Department’s Troubled Asset Relief Program (“TARP”).  We believe our high capital level and liquid balance sheet provides us with flexibility in today’s environment to execute our business plan without TARP capital.

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

For the period ended September 30, 2008, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There has not been any material change to the market risk disclosure from that contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Item 4. Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”): (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  In addition, no change in the Company’s internal control over financial reporting occurred during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially effect, Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

As of September 30, 2008, the risk factors of the Company have not changed materially from those reported in the Company’s Annual Report on Form 10-K.  In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition or future results.  The risks described in our Annual Report on Form 10-K are not the only risks that we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs

July 1, 2008 through July 31, 2008	—	—	—	525,100

August 1, 2008 through August 31, 2008	57,100	$12.19	57,100	468,000

September 1, 2008 through September 30, 2008	36,891	$12.00	36,891	431,109
Total	93,991	$12.11	93,991

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

FOX CHASE BANCORP, INC.

Dated: November 6, 2008	By:	/s/ Thomas M. Petro
Thomas M. Petro
President and Chief Executive Officer
(principal executive officer)

Dated: November 6, 2008	By:	/s/ Roger S. Deacon
Roger S. Deacon
Chief Financial Officer
(principal financial officer)