Form 10-K
period 2008-12-31
Fox Chase Bancorp Inc
filed 2009-03-12
CIK 1359111

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by nonaffiliates as of June 30, 2008 was approximately $57.9 million.  Solely for purposes of this calculation, the shares held by Fox Chase MHC and the directors and officers of the registrant are deemed to be affiliates.

The number of shares outstanding of the registrant’s common stock as of March 10, 2009 was 13,990,350.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2009 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

This annual report contains forward-looking statements that are based on assumptions and may describe future plans, strategies and expectations of Fox Chase Bancorp, Inc.  These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. Fox Chase Bancorp, Inc.’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of Fox Chase Bancorp, Inc. and its subsidiary include, but are not limited to, changes in interest rates, national and regional economic conditions, legislative and regulatory changes, monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality and composition of the loan or investment portfolios, deposit flows, competition, demand for loan products, and for financial services in Fox Chase Bancorp, Inc.’s market area, changes in real estate market values in Fox Chase Bancorp, Inc.’s market area, changes in relevant accounting principles and guidelines and inability of third party service providers to perform. Additional factors that may affect our results are discussed in Item 1A to this annual report titled “Risk Factors.”

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

PART I

Item 1.    BUSINESS

General

Fox Chase Bancorp, Inc.was organized on September 29, 2006 under the laws of the United States to be a holding company for Fox Chase Bank (the “Bank”), a stock savings bank also organized under the laws of the United States.  On September 29, 2006, the Company completed its initial public offering in which it sold 6,395,835 shares, or 43.57%, of its common stock to the public, including 575,446 shares to the Fox Chase Bank Employee Stock Ownership Plan (the “ESOP”).  An additional 8,148,915 shares, or 55.51% of the Company’s outstanding stock, were issued to Fox Chase MHC, the Company’s federally chartered mutual holding company.  Additionally, Fox Chase Bancorp contributed $150,000 in cash and issued 135,000 shares, or 0.92% of its outstanding common stock, to the Fox Chase Bank Charitable Foundation.

Fox Chase Bancorp’s business activities are the ownership of Fox Chase Bank’s capital stock and the management of the offering proceeds it retained.  Fox Chase Bancorp does not own or lease any property.  Instead, it uses the premises, equipment and other property of Fox Chase Bank.  Accordingly, the information set forth in this annual report, including the consolidated financial statements and related financial data, relates primarily to Fox Chase Bank.  As a federally chartered savings and loan holding company, Fox Chase Bancorp is subject to the regulation of the Office of Thrift Supervision.

On September 29, 2006, Fox Chase Bank converted from the mutual to the mutual holding company form of organization.  Fox Chase Bank operates as a community-oriented financial institution offering traditional financial services to consumers and businesses in its market areas.  Fox Chase Bank attracts deposits from the general public and uses those funds to originate one- to four-family real estate, multi-family and commercial real estate, construction, commercial and consumer loans, which Fox Chase Bank generally holds for investment.  Fox Chase Bank also maintains an investment portfolio.  Fox Chase Bank is regulated by the Office of Thrift Supervision and its deposits are insured up to applicable legal limits under the Deposit Insurance Fund administered by the Federal Deposit Insurance Corporation.  Fox Chase Bank is also a member of the Federal Home Loan Bank of Pittsburgh.

Fox Chase Bank’s website address is www.foxchasebank.com.  Information on our website should not be considered a part of this annual report.

Market Areas

We are headquartered in Hatboro, Pennsylvania, which is approximately fifteen miles north of Center City, Philadelphia.  We maintain two offices in Montgomery County, Pennsylvania, one office in each of Philadelphia, Chester and Delaware Counties, Pennsylvania and three offices in Bucks County, Pennsylvania.  All eight of these branch offices are in the Philadelphia-Camden-Wilmington metropolitan statistical area.  We maintain three offices in the southern New Jersey shore area, one in Atlantic County and two in Cape May County, New Jersey.

Philadelphia Market Area.  The economy of our Philadelphia market area is primarily dominated by the service sector.  According to published statistics, the population of the five-county area served by our branches totaled approximately 3.9 million in 2008.  The economy in the Philadelphia market area contains a highly-educated workforce and a diverse local economy as traditional employers in the manufacturing and financial services industry have been bolstered by growth in the life sciences and health care industries as well as the information technology and communication sectors.  The median household and per capita income in Bucks, Chester, Delaware and Montgomery Counties significantly exceeds the comparable figures for Pennsylvania as a whole, while the median household and per capita income in Philadelphia County trailed the comparable figures for Pennsylvania.

New Jersey Market Area.  The economy of Atlantic County is dominated by the service sector, of which the gaming industry in nearby Atlantic City is the primary employer.  The economy of Cape May County is primarily geared towards tourism.  According to published statistics, Atlantic County’s population in 2008 was approximately 271,000 and Cape May County’s population was approximately 96,000.  The economy in Atlantic County, while strong in recent years as new and expanding casinos in Atlantic City were being developed, began deteriorating as gaming revenues fell in 2008.   Cape May County also generally benefits from the growth in and around Atlantic City, as many residents commute to that area for employment.  Although the economy in this market area has been strong in recent years, during 2008 gaming revenues and casino development has declined, resulting in a significant deterioration in development and employment.  Additionally, median household and per capita income in Atlantic and Cape May Counties are lower than the comparable figures for New Jersey as a whole.  Also, the Southern New Jersey market is located outside of a major metropolitan area, resulting in lower average income levels and a smaller portion of higher-paying, professional jobs.

Competition

We face significant competition for the attraction of deposits and origination of loans.  Our most direct competition for deposits has historically come from the numerous financial institutions operating in our market areas and, to a lesser extent, from other financial service companies such as brokerage firms, credit unions and insurance companies.  We also face competition for investors’ funds from money market funds, mutual funds and other corporate and government securities.  At June 30, 2008, which is the most recent date for which data is available from the Federal Deposit Insurance Corporation, we held approximately 0.20% of the deposits in the Philadelphia-Camden-Wilmington metropolitan statistical area, which was the 40th largest market share out of the 162 financial institutions with offices in that metropolitan statistical area. In addition, at June 30, 2008, we held approximately 0.95% of the deposits in Atlantic and Cape May Counties, which was the 15th largest market share out of the 21 financial institutions with offices in those counties. In addition, larger banks such as Bank of America, Wells Fargo (formerly Wachovia), Sovereign Bank, Citizens Bank of PA and TD Banknorth also operate in our market areas.  These institutions are significantly larger than us and, therefore, have greater resources.

Our competition for loans comes primarily from financial institutions in our market areas, and, to a lesser extent, from other financial service providers such as mortgage companies and mortgage brokers.  Competition for loans also comes from non-depository financial service companies entering the mortgage and commercial lending markets such as insurance companies, securities companies and specialty finance companies.

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

Lending Activities

General.  We generally originate loans for investment.  The largest segments of our loan portfolio are one- to four-family residential real estate loans, multi-family and commercial real estate loans, construction loans, commercial and consumer loans.  Historically, we originated very little multi-family and commercial real estate loans, construction loans or commercial loans.  However, in 2003, then-current management determined to emphasize multi-family and commercial real estate lending and construction lending, primarily in the southern New Jersey shore area where the Bank had opened branch offices.  Then-current management did not have a high level of expertise in these types of lending, were relatively unfamiliar with the market area, and did not obtain the proper documentation on these types of loans.  Accordingly, many of these loans were criticized or classified in accordance with regulatory guidelines.  In 2005, the Bank’s current management ceased originating these loans and made significant efforts to reduce the levels of these types of loans made by former management from the portfolio.  In 2005 and 2006, we hired senior management and lenders with significant commercial lending experience and adopted new commercial credit policies.  Since that time, we have been originating and servicing a growing number of multi-family and commercial real estate and construction loans to individuals and businesses.  Such loans are generally located in our primary market areas in the Mid-Atlantic region of the U.S.

One- to Four-Family Residential Real Estate Loans.  The largest segment of our loan portfolio continues to be mortgage loans, which enable borrowers to purchase or refinance existing homes, most of which are owner occupied.  We offer fixed-rate and adjustable-rate loans with terms of up to 30 years.  Borrower demand for adjustable-rate loans versus fixed-rate loans is a function of the current and expected future level of interest rates  and the difference between the interest rates and loan fees offered for fixed-rate mortgage loans and the initial period interest rates and loan fees for adjustable-rate loans.  The relative amount of fixed-rate mortgage loans and adjustable-rate mortgage loans that can be originated at any time is largely determined by the demand for each.  The loan fees, interest rates and other provisions of mortgage loans are determined by us on the basis of our own pricing criteria and competitive market conditions.  Most of our loan originations result from relationships with existing or past customers, members of our local community and referrals. During 2007, the Bank also began originating loans referred by Philadelphia Mortgage Advisors, Inc., a mortgage banker in which the Bank had a 20% investment.  The ability to originate loans through this correspondent allows the Bank to continue to offer one-to four-family mortgage loans to a growing and diverse set of customers through additional distribution channels in a cost-effective manner.  In February 2009, the Bank increased its ownership interest in Philadelphia Mortgage Advisors, Inc., to approximately 45%.

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

Historically, we generally did not make conventional loans with loan-to-value ratios exceeding 95% at the time the loan is originated.  During 2008, the Bank began limiting its loan-to-value limits on certain loans due to deteriorating economic conditions and declining home values.  At December 31, 2008, only $1.5 million, or 0.57%, of our residential loans, had a loan-to-value ratio exceeding 90% of the loan.  Private mortgage insurance is generally required for all mortgage loans with loan-to-value ratios in excess of 80%.  We require properties securing mortgage loans to be appraised by a Board-approved independent appraiser.  We generally require title insurance on all first mortgage loans.  Borrowers must obtain hazard insurance, and flood insurance for loans on properties located in a flood zone, before closing the loan.

In an effort to provide financing for low- and moderate-income and first-time homebuyers, we offer a special homebuyers program to qualified individuals.  We originate the loans using reduced interest rates, fees and more flexible loan conditions.

Multi-Family and Commercial Real Estate Loans.  We offer fixed-rate and adjustable-rate mortgage loans secured by multi-family and commercial real estate to individuals and small businesses in our primary market areas.  Our multi-family and commercial real estate loans are generally secured by condominiums, apartment buildings and mixed-use properties with residential units, as well as office and retail space.  While we have focused on increasing this segment of our loan portfolio over the last several years, we have become more selective in the types of properties and projects securing such loans.

These loans are typically repaid or the term extended before maturity, in which case a new rate is negotiated to meet market conditions and an extension of the loan is executed for a new term with a new amortization schedule.  We originate multi-family and commercial real estate loans with terms of up to 20 years.  Interest rates and payments on our adjustable-rate loans generally are based on the prime interest rate, although our policies permit interest rates to be based on the Constant Maturity Treasury Index, LIBOR or the federal funds rate.  Loans are secured by first mortgages that generally do not exceed 80% of the property’s appraised value.  We require all properties securing multi-family and commercial real estate loans to be appraised by a Board-approved independent licensed appraiser.  Multi-family and commercial real estate loans also are generally supported by  personal guarantees.

At December 31, 2008, our largest outstanding multi-family or commercial real estate loan had an outstanding balance of $9.7 million and was secured by a hotel in southern New Jersey.  This loan was performing in accordance with its contractual terms at December 31, 2008.

Construction Loans.  We originate fixed-rate and adjustable-rate loans to individuals, builders and developers to finance the construction of residential dwellings.   We also make construction loans for commercial development projects, including apartment buildings, restaurants, shopping centers and other owner-occupied properties used for businesses.  Our construction loans generally provide for the payment or reserving of interest only during the construction phase, which are usually six to twelve months for residential properties and eighteen months or more for commercial properties.  At the end of the construction phase, the loan is typically repaid with the proceeds from sales of individual residential units or is converted to a permanent mortgage loan.  Loans generally can be made with a maximum loan-to-value ratio of 80% at the time the loan is originated.  Before making a commitment to fund a construction loan, we require an appraisal of the property by an independent licensed appraiser.  We also generally require an inspection of the property before disbursement of funds during the term of the construction loan.

We also originate loans secured by undeveloped and developed land.  The terms and rates of our land loans are the same as our multi-family and commercial real estate loans.  Loans secured by undeveloped land or improved lots generally involve greater risks than residential mortgage lending because land loans are more difficult to evaluate.  If the estimate of value proves to be inaccurate, in the event of default and foreclosure, we may be confronted with a property the value which is insufficient to assure full repayment.  Loan amounts generally do not exceed 75% of the lesser of the appraised value or the purchase price.

At December 31, 2008, our largest residential construction loan was an eight-home residential development located in Wildwood Crest, New Jersey to which the Bank has committed $9.4 million, of which $6.8 million was outstanding.  At December 31, 2008, our largest outstanding commercial construction loan was for $10.0 million, of which $400,000 was outstanding.  This loan is secured by land and improvements to develop a 120-unit apartment complex near Harrisburg, Pennsylvania.  Both loans were performing in accordance with their terms at December 31, 2008.

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

We generally offer fixed-rate home equity loans with a maximum combined loan-to-value ratio of 90% and adjustable-rate lines of credit with a maximum combined loan-to-value ratio of 80%.  We recently reduced the maximum loan-to-value from 90% to 80% on fixed-rate consumer loans. Home equity lines of credit have adjustable-rates of interest that are based on the prime interest rate.  Home equity lines of credit generally require that only interest be paid on a monthly basis and have terms up to 20 years.  Interest rates on these lines typically adjust monthly.  We offer fixed-rate and adjustable-rate home equity loans.  Home equity loans have terms that range from one to 15 years.  We hold a first or second mortgage position on most of the homes that secure our home equity loans and home equity lines of credit.

We also provide a consumer loan product under which we will originate a fixed-rate or adjustable-rate loan on an owner-occupied one- to four-family residence, with a loan-to-value ratio of 80% of the secured property.  We will then originate a home equity loan with a loan-to-value ratio of either 10% or 15% of the secured property.  The remaining 10% or 5% must be paid in cash by the borrower.  This product, sometimes referred to as combination financing or a piggyback loan, eliminates the need for private mortgage insurance.  However, to obtain this product, the borrower must meet more rigorous underwriting criteria with respect to the one- to four-family residential real estate loan and home equity loan.  During 2007, we adopted more stringent underwriting criteria for such loans and in 2008 further tightened these criteria to address current economic conditions.

We offer loans secured by new and used automobiles.  These loans have fixed interest rates and generally have terms up to six years.  We will generally offer automobile loans with a maximum loan-to-value ratio of 90% of the purchase price of the vehicle.

We also offer unsecured overdraft lines of credit to our retail customers for overdraft protection.  These lines range between $500 and $7,500 and the rate and amounts are offered to customers in relation to their individual credit history.  At December 31, 2008 we had 231 such loans totaling $221,000.

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

Multi-Family and Commercial Real Estate Loans.  Loans secured by multi-family and commercial real estate generally have larger balances and involve a greater degree of risk than one- to four-family residential mortgage loans.  Of primary concern in multi-family and commercial real estate lending is the borrower’s creditworthiness and the feasibility and cash flow potential of the project.  Payments on loans secured by income properties often depend on successful operation and management of the properties.  As a result, repayment of such loans may be subject to a greater extent than residential real estate loans to adverse conditions in the real estate market or the economy. To monitor cash flows on income properties, we generally require borrowers and loan guarantors to provide annual financial statements and/or tax returns.  In reaching a decision on whether to make a multi-family or commercial real estate loan, we consider the net operating income of the property, the borrower’s expertise, credit history and profitability and the value of the underlying property.  We have generally required that the properties securing these real estate loans have debt service coverage ratios (the ratio of earnings before debt service to debt service) of at least 1.20x.  Environmental screens, surveys and inspections are obtained when circumstances suggest the possibility of the presence of hazardous materials.  Further, in connection with our ongoing monitoring of the loan, we typically will review the property, the underlying loan and guarantors annually.

Construction Loans.  Construction financing is generally considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate.  Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the property’s value at completion of construction, the estimated cost (including interest) of construction and the ability of the project to be sold upon completion.  During the construction phase, a number of factors could result in delays and cost overruns.  If the estimate of construction costs proves to be inaccurate, we may be required to advance funds beyond the amount originally committed to permit completion of the building.  If the estimate of value proves to be inaccurate, we may be confronted, at or before the maturity of the loan, with a building having a value which is insufficient to assure full repayment.  If we are forced to foreclose on a building before or at completion due to a default, there can be no assurance that we will be able to recover all of the unpaid balance of, and accrued interest on, the loan as well as related foreclosure and holding costs.

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

Loan Originations, Sales and Participations.  Loan originations come from a number of sources.  The primary source of loan originations is existing customers, walk-in traffic, advertising, referrals from customers and loans originated by our commercial relationship managers.  We advertise in newspapers that are widely circulated throughout our market areas.  Accordingly, when our rates are competitive, we attract loans throughout our market areas. During 2007, the Bank began originating loans through a mortgage banker in which the Bank made a 20% investment. In February 2009, the Bank increased its ownership interest in this mortgage banker to approximately 45%.

At December 31, 2008, we were a participating lender on 18 loans totaling $26.0 million, which are secured by commercial and residential real estate, lease payments and the assets of the businesses.  These loans are being serviced by the lead lender.  We expect to continue to purchase participation interests, primarily in commercial loans and commercial real estate loans, when such opportunities meet the Bank’s investment returns and risk parameters.  On these participation interests, we generally perform our own underwriting analysis before purchasing such loans and therefore believe there would not be a greater risk of default on these obligations.  However, in a purchased participation loan, we would not service the loan and thus are subject to the policies and practices of the lead lender with regard to monitoring delinquencies, pursuing collections and instituting foreclosure proceedings.  In assessing whether to participate, we require a review of all of the documentation relating to any loan in which we participate, including any annual financial statements provided by a borrower.  Additionally, we require periodic updates on the loan from the lead lender.

From time to time we will also sell participation interests in loans where we are the lead lender and servicer.  At December 31, 2008, we were the lead lender on nine loans totaling $21.2 million, of which the Bank owned $10.2 million and serviced $11.0 million for other banks. We expect in the future that we will continue to sell participation interests to local financial institutions, primarily with respect to construction and commercial real estate loans that approach or exceed our lending limits or loans that are outside of our immediate market areas.

Loan Approval Procedures and Authority.  Our lending activities follow written, non-discriminatory, underwriting standards and loan origination procedures established by our Board of Directors and management.  The Board has granted authority to approve residential and consumer loans up to $300,000 to the Assistant Manager of the Consumer Lending Department and up to $450,000 to the Vice President of Residential Mortgage Lending and the Vice President of Consumer Lending.  The Board has granted individual authority to approve commercial loans up to $1.5 million to the Chief Executive Officer, the Chief Operating Officer, the Chief Credit Officer and the Credit Risk Manager.  Commercial loans between $1.5 million and $2.75 million can be approved based on dual authority from the previously mentioned officers. Loans in excess of $2.75 million and up to $4.5 million require the approval by the Officers Loan Committee, consisting of the President and Chief Executive Officer, the Chief Operating Officer, the Chief Credit Officer and other experienced lenders and officers as appointed by the Board from time to time.  Loans or groups of loans with exposures between $4.5 million and $10.0 million require the approval of the Executive Officers Loan Committee, consisting of the President and Chief Executive Officer, the Chief Operating Officer, the Chief Credit Officer, the Credit Risk Manager and other senior lending officers of the Bank.  Loans greater than $10.0 million are required to be approved by the Risk Management Committee of the Board of Directors.

Loans to One Borrower.   The maximum amount we may lend to one borrower and the borrower’s related entities generally is limited, by regulation, to 15% of our stated capital and reserves.  At December 31, 2008, our general regulatory limit on loans to one borrower was approximately $15.6 million.  At that date, our largest lending relationship was a $10.0 million warehouse line to Philadelphia Mortgage Advisors, Inc., of which $6.5 million was outstanding, secured by individual mortgage loans.  Our second largest lending relationship was a $10.0 million loan, of which $400,000 was outstanding, secured by land and improvements to develop a 120-unit apartment complex near Harrisburg, Pennsylvania.  Our third largest lending relationship was a $9.7 million loan secured by a hotel in southern New Jersey.  These loans were performing according to their terms at December 31, 2008.

Loan Commitments.  We issue commitments for fixed- and adjustable-rate mortgage loans conditioned upon the occurrence of certain events.  Commitments to originate mortgage loans are legally binding agreements to lend to our customers.  Generally, our mortgage loan commitments expire within 60 days.

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

At December 31, 2008, our investment portfolio totaled $294.7 million and consisted primarily of mortgage-backed securities issued by Fannie Mae, Freddie Mac, Ginnie Mae and, to a lesser extent, mortgage related securities issued by private issuers, securities of state and municipal governments and corporate debt.

At December 31, 2008 and 2007,  we held a private label collateralized mortgage obligation (“CMO”) with an amortized cost of $889,000 and $1.2 million, respectively. The CMO had an unrealized loss of $620,000 at December 31, 2008 and unrealized gain of $27,000 at December 31, 2007.  Private issued mortgage-backed securities are “whole loan collateralized mortgage securities” that are formed from jumbo mortgages that have all the same characteristics of conforming mortgages, except for their size, issued by agency guarantors.  To make up for the lack of an agency guarantor, whole loans are structured with subordinated tranches designed to achieve a triple A rating by a major rating service.  The investor pays a lower price for the security but receives a higher yield.  We have been continuously monitoring this privately issued CMO given the current credit cycle to manage the risks associated with this type of security.

At December 31, 2008 and 2007, we held private label commercial mortgage backed securities (“CMBS”) with an amortized cost of $10.0 million and $10.1 million, respectively.  These securities had an unrealized loss of $2.7 million at December 31, 2008 and unrealized gain of $68,000 at December 31, 2007. We have been continuously monitoring these private issued CMBS’ given the current credit cycle to manage the risks associated with these types of securities.

Additionally, Federal law requires a member institution of the Federal Home Loan Bank System to hold stock of its district Federal Home Loan Bank according to a predetermined formula.  This stock is carried at cost and was $9.7 million at December 31, 2008, which represented 4.75% of advances plus 0.75% of unused borrowing capacity.  During December 2008, the FHLB of Pittsburgh announced that it does not intend to pay a dividend on its common stock for the foreseeable future.  Additionally, the FHLB of Pittsburgh indicated it would not redeem any common stock associated with member advance repayments and that is may increase its individual member stock investment requirements. The FHLB of Pittsburgh is permitted to increase the amount of capital stock owned by a member company to 6.00% of a member’s advances, plus 1.50% of the unused borrowing capacity.  As of December 31, 2008 the Company’s maximum stock obligation was $14.0 million.

Deposit Activities and Other Sources of Funds

General.  Deposits, other borrowings, repayments on loans and investment securities are the major sources of our funds for lending and other investment purposes.  Loan and investment security repayments are a relatively stable source of funds, while deposit flows and loan and mortgage related investment security prepayments are significantly influenced by general interest rates and money market conditions.

Deposit Accounts.  Substantially all of our depositors are residents of the Commonwealth of Pennsylvania or the State of New Jersey.  We attract deposits in our market areas through advertising and through the offering of a broad selection of deposit instruments, including noninterest-bearing demand accounts (such as checking accounts), interest-bearing accounts (such as NOW and money market accounts), regular savings accounts and certificates of deposit.  At December 31, 2008, we did not utilize brokered deposits.   However, our liquidity policy provides for the use of brokered deposits as an alternative source of funds.  Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors.  In determining the terms of our deposit accounts, we consider the rates offered by our competition, our liquidity needs, profitability to us, matching deposit and loan products and customer preferences and concerns.  We generally review our deposit mix and pricing bi-weekly.  Our current strategy is to offer competitive rates and to be in the middle to upper end of the market for rates on a variety of retail and business deposit products.

We also offer a variety of deposit accounts designed for the businesses operating in our market area.  Our business banking deposit products include a commercial checking account and a checking account specifically designed for small businesses.  We also offer remote capture products for business customers to meet their online banking needs.  Additionally, we offer sweep accounts and money market accounts for businesses.  We are seeking to increase our commercial deposits through the offering of these types of cash management products.

Borrowings. We utilize borrowings from the Federal Home Loan Bank of Pittsburgh and two other large commercial banks to supplement our supply of funds for loans and investments. During the first and fourth quarters of 2008, when investment spreads were near-high levels, the Bank implemented leverage strategies of $40.0 million and $20.0 million, respectively, which were funded by $60.0 million of Federal Home Loan Bank advances. We borrowed an additional $10.0 million from the FHLB in the third quarter of 2008, and $15.0 million in collateralized borrowings from a large commercial bank in both the third and fourth quarter to fund the Bank’s loan growth.  Of the $100.0 million of outstanding borrowings at December 31, 2007, $80 million was borrowed from the Federal Home Loan Bank, $30.0 million, of which was borrowed in 2001 and $50.0 million, of which was borrowed in 2007, and $20.0 million was collateralized borrowings from a large commercial bank in 2007.

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

Personnel

As of December 31, 2008, we had 123 full-time employees and 28 part-time employees. We believe our relationship with our employees is good.

Subsidiaries

During 2008, Fox Chase Bank’s only active subsidiary was Fox Chase Financial, Inc., which was formed in February 1999. As a Delaware-chartered corporation investment company, Fox Chase Financial’s purpose is to manage and hold investment securities.

In February 2009, Fox Chase Bank established Fox Chase Service Corporation as a wholly-owned subsidiary.  A Pennsylvania-chartered corporation, Fox Chase Service Corporation’s purpose is to make and manage the Bank’s investment in Philadelphia Mortgage Advisors, Inc.

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

The Office of Thrift Supervision also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of the particular circumstances.  At December 31, 2008, Fox Chase Bank met each of these capital requirements.

Prompt Corrective Regulatory Action.  The Office of Thrift Supervision is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution’s degree of undercapitalization.  Generally, a savings institution that has a ratio of total capital to risk weighted assets of less than 8%, a ratio of Tier 1 (core) capital to risk-weighted assets of less than 4% or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be “undercapitalized.”  A savings institution that has a total risk-based capital ratio less than 6%, a Tier 1 capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be “significantly undercapitalized” and a savings institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be “critically undercapitalized.”  Subject to a narrow exception, the Office of Thrift Supervision is required to appoint a receiver or conservator within specified time frames for an institution that is “critically undercapitalized.”  The regulation also provides that a capital restoration plan must be filed with the Office of Thrift Supervision within 45 days of the date a savings institution is deemed to have received notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.”  Compliance with the plan must be guaranteed by any parent holding company in an amount of up to the lesser of 5% of the savings institution’s total assets when it was deemed to be undercapitalized or the amount necessary to achieve compliance with applicable capital regulations.  In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion.  The Office of Thrift Supervision could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.  “Significantly undercapitalized” and “critically undercapitalized” institutions are subject to more extensive mandatory regulatory actions.

Loans to One Borrower.  Federal law provides that savings institutions are generally subject to the limits on loans to one borrower applicable to national banks.  Subject to certain exceptions, savings institution may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus.  An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily marketable collateral.

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

A savings institution that fails the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a bank charter.  As of December 31, 2008, Fox Chase Bank maintained 80.1% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test.

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

Assessments.  Federal savings banks are required to pay assessments to the Office of Thrift Supervision to fund the agency’s operations.  The general assessments, paid on a semi-annual basis, are based upon the savings institution’s (including consolidated subsidiaries) total assets, condition and complexity of portfolio.  The Office of Thrift Supervision assessments paid by the Bank for the year ended December 31, 2008 totaled $183,000.

Insurance of Deposit Accounts.  Fox Chase Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC.  The Deposit Insurance Fund is the successor to the Bank Insurance Fund and the Savings Association Insurance Fund, which were merged in 2006.  Under the FDIC’s risk-based assessment system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors.  An institution’s assessment rate depends upon the category to which it is assigned, with less risky institutions paying lower assessments.

For 2008, assessments ranged from five to 43 basis points of assessable deposits.  Due to losses incurred by the Deposit Insurance Fund from failed institutions in 2008, and anticipated future losses, the FDIC has adopted, pursuant to a Restoration Plan to replenish the fund, an across the board seven basis point increase in the assessment range for the first quarter of 2009.  The FDIC has adopted further refinements to its risk-based assessment system that are effective April 1, 2009 and effectively make the range seven to 77 1/2 basis points.  The FDIC has also imposed a special emergency assessment of 20 basis points of assessable deposits, as of June 30, 2009, in order to cover the losses to the Deposit Insurance Fund.  The FDIC may adjust the scale uniformly from one quarter to the next, except that no adjustment can deviate more than three basis points from the base scale without notice and comment rulemaking.  No institution may pay a dividend if in default of the federal deposit insurance assessment.

Due to the recent difficult economic conditions, deposit insurance per account owner has been raised to $250,000 for all types of accounts until January 1, 2010.  In addition, the FDIC adopted an optional Temporary Liquidity Guarantee Program by which, for a fee, noninterest bearing transaction accounts would receive unlimited insurance coverage until December 31, 2009 and certain senior unsecured debt issued by institutions and their holding companies between October 13, 2008 and June 30, 2009 would be guaranteed by the FDIC through June 30, 2012.  Fox Chase Bank made the business decision to participate in the unlimited noninterest bearing transaction account coverage and the Bank, the Company and the MHC opted to not participate in the unsecured debt guarantee program.

The Reform Act also provided for a one-time credit for eligible institutions based on their assessment base as of December 31, 1996.  Subject to certain limitations with respect to institutions that are exhibiting weaknesses, credits can be used to offset assessments until exhausted.  During the fourth quarter of 2008 Fox Chase Bank had fully utilized this one-time credit. As a result of the utilization of the one-time credit, previously discussed increase in insurance rates of seven basis points in the first quarter of 2009, and the previously discussed 20 basis point special emergency assessment as of June 30, 2009, the Bank anticipates its insurance premiums will increase by approximately $1.9 million to $2.1 million in 2009.  The 20 basis point special emergency assessment as of June 30, 2009 comprises approximately $1.2 million to $1.4 million of the 2009 increase.

Additionally, the Federal Deposit Insurance Corporation has authority to increase insurance assessments.  A significant increase in insurance premiums would likely have a continued adverse effect on our operating expenses and results of operations.  Management cannot predict what insurance assessment rates will be in the future. The Reform Act also provided for the possibility that the Federal Deposit Insurance Corporation may pay dividends to insured institutions once the Deposit Insurance Fund reserve ratio equals or exceeds 1.35% of estimated insured deposits.

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund.  This payment is established quarterly and during the calendar year ended December 31, 2008 averaged 1.14 basis points of assessable deposits.

Insurance of deposits may be terminated by the Federal Deposit Insurance Corporation upon finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the Federal Deposit Insurance Corporation or the Office of Thrift Supervision.  The management of Fox Chase Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.

Federal Home Loan Bank System.  Fox Chase Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks.  The Federal Home Loan Bank provides a central credit facility primarily for member institutions.  Fox Chase Bank, as a member of the Federal Home Loan Bank of Pittsburgh, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank.  Fox Chase Bank was in compliance with this requirement with an investment in Federal Home Loan Bank stock at December 31, 2008 of $9.7 million, which represented 4.75% of advances plus 0.75% of unused borrowing capacity.

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

During December 2008, the FHLB of Pittsburgh announced that it does not intend to pay a dividend on its common stock for the foreseeable future.  Additionally, the FHLB of Pittsburgh indicated it would not redeem any common stock associated with member advance repayments and that it may increase its individual member stock investment requirements. The FHLB of Pittsburgh is permitted to increase the amount of capital stock owned by the Company to 6.00% of a members advances, plus 1.50% of the unused borrowing capacity.  As of December 31, 2008, the Company’s maximum stock obligation was $14.0 million.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

The Board of Directors annually elects the executive officers of Fox Chase MHC, Fox Chase Bancorp and Fox Chase Bank, who serve at the Board’s discretion.  Our executive officers are:

Name	Position

Thomas M. Petro	President and Chief Executive Officer of Fox Chase Bancorp, Inc., Fox Chase MHC and Fox Chase Bank

Jerry D. Holbrook	Executive Vice President, Chief Operating Officer and Secretary of Fox Chase Bancorp, Inc., Fox Chase MHC and Fox Chase Bank

Roger S. Deacon	Executive Vice President, Chief Financial Officer of Fox Chase Bancorp, Inc., Fox Chase MHC and Fox Chase Bank

Keiron G. Lynch	Executive Vice President and Chief Payments Officer of Fox Chase Bank

David C. Kowalek	Executive Vice President and Chief Credit Officer of Fox Chase Bank

Richard J. Fuchs	Executive Vice President and Chief Deposit Officer of Fox Chase Bank

Below is information regarding our executive officers who are not also directors.  Unless otherwise stated, each executive officer has held his or her current position for at least the last five years.  Ages presented are as of December 31, 2008.

Jerry D. Holbrook, CMA, has served as Executive Vice President and Chief Operating Officer since April 2008. From 2005 to March 2008, Mr. Holbrook served as Executive Vice President and Chief Financial Officer of the Company.  From 2003 to 2005, Mr. Holbrook was Executive Vice President, Chief Financial Officer and Corporate Secretary for Northeast Pennsylvania Financial Corp. and its principal subsidiary First Federal Bank, a public thrift institution. Previously, Mr. Holbrook served as Chief Financial Officer for E-Duction, Inc., a financial services start-up. Previously, he was Senior Vice President of Finance at First USA Bank (now part of J.P. Morgan Chase) where he managed the asset/liability management committee and was responsible for securitization planning and debt issuances for a $70 billion credit card portfolio. He began his banking career with WSFS Financial Corp. where he served as Senior Vice President and Controller. Mr. Holbrook holds a B.S. in Accounting from the University of Kentucky. Age 53.

Roger S. Deacon, CPA, has served as Executive Vice President and Chief Financial Officer since April 2008.   From July 2007 to March 2008, Mr. Deacon served as Executive Vice President and Chief Accounting Officer of the Company.  From October 2005 to June 2007, Mr. Deacon was Senior Vice President and Chief Financial Officer for NOVA Financial Holdings, Inc., a privately held bank holding company, and its principal subsidiary NOVA Savings Bank.   From January 2001 to September 2005, Mr. Deacon served as Chief Financial Officer for I4 Commerce, a privately held financial services company that provides services through its Bill Me Later product. Previously, he was Senior Vice President of Finance at First USA Bank (now part of J.P. Morgan Chase) where he was responsible for all financial planning for its credit card business, which grew from $2 billion to $70 billion in managed assets. He began his career with Price Waterhouse, where he served as an Audit Manager in their Financial Services Practice Group. Mr. Deacon holds a B.S. in Business Administration from Bucknell University, majoring in Accounting with a concentration in Finance. Age 45.

Keiron G. Lynch, CTP, has served as Executive Vice President and Chief Payments Officer since April 2008. From 2005 to March 2008, Mr. Lynch served as Executive Vice President and Chief Administrative Officer. From 1999 to 2005, Mr. Lynch was Vice President of Global Visa Commerce Product Development for Visa International. Previously, he was Director of Delivery for The Source2 Group, LLC, a joint venture between Mellon Bank and MCI Systemhouse that provided outsourced accounts payable and accounts receivables services to companies nationwide. Mr. Lynch held a number of leadership positions with Mellon Bank over 17 years culminating as Vice President and Director of New Product Development for Mellon Bank’s Global Cash Management division. Mr. Lynch holds a B.A. in Economics from Duke University. Age 51.

David C. Kowalek has served as Executive Vice President and Chief Credit Officer since 2005. From 2004 to 2005, Mr. Kowalek was Senior Vice President and Chief Credit Officer for First Federal Bank, a public thrift institution. From 1987 to 2004, Mr. Kowalek held various credit and lending leadership positions with Wachovia Bank and predecessor financial institutions culminating as Senior Loan Officer responsible for a multi-state region in the mid-Atlantic area. He began his career at Chase Manhattan Bank. Mr. Kowalek holds an MBA from Adelphi University and a B.S. in Economics and Mathematics from Wilkes University. Age 55.

Richard J. Fuchs has served as Executive Vice President and Chief Deposit Officer since October 2007. From April 2006 to September 2007, Mr. Fuchs served Executive Vice President, Retail Bank Administration. Mr. Fuchs joined Fox Chase Bank after 30 years with The Bryn Mawr Trust Company in Bryn Mawr, Pennsylvania where he was Senior Vice President of the Community Banking Division and from 2000 to 2005 also served as the President and CEO of The Bryn Mawr Brokerage Company. Mr. Fuchs attended Villanova University where he majored in Civil Engineering and is a graduate of the Stonier Graduate School of Banking. Age 59.

ITEM 1A.               RISK FACTORS

Our level of assets categorized as doubtful, substandard or special mention expose us to increased lending risk.  Further, if our allowance for loan losses is insufficient to absorb losses in our loan portfolio, our earnings could decrease.

At December 31, 2008, loans that we have categorized as doubtful, substandard or special mention totaled $31.5 million, representing 5.3% of total loans.  If these loans do not perform according to their terms and the collateral is insufficient to pay any remaining loan balance, we may experience loan losses, which could have a material effect on our operating results.  Like all financial institutions, we maintain an allowance for loan losses to provide for loans in our portfolio that may not be repaid in their entirety.  We believe that our allowance for loan losses is maintained at a level adequate to absorb probable losses inherent in our loan portfolio as of the corresponding balance sheet date.  However, our allowance for loan losses may not be sufficient to cover actual loan losses, and future provisions for loan losses could materially adversely affect our operating results.

At December 31, 2008, our allowance for loan losses totaled $6.3 million, which represented 1.05% of total loans and 107.01% of nonperforming loans. We make various assumptions and judgments about the collectibility of our loan portfolio, including the creditworthiness of our borrowers and their probability of making payment, as well as the value of real estate and other assets serving as collateral for the repayment of many of our loans.  In determining the amount of the allowance for loan losses, significant factors we consider include loss experience in particular segments of the portfolio, trends and absolute levels of classified and criticized loans, trends and absolute levels in delinquent loans, trends in risk ratings, trends in industry charge-offs by particular segments and changes in existing general economic and business conditions affecting our lending areas and the national economy. If our assumptions are incorrect, our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in additions to our allowance.  Material additions to our allowance could materially decrease our net income.

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

The current economic environment poses significant challenges for us and could adversely affect our financial condition and results of operation.

We currently are operating in a challenging and uncertain economic environment, both nationally and in the local markets that we serve. Financial institutions continue to be affected by sharp declines in financial and real estate values.  Continued declines in real estate values and home sales, and an increase in the financial stress on borrowers stemming from an uncertain economic environment, including rising unemployment, could have an adverse effect on our borrowers or their customers, which could adversely impact the repayment of the loans we have made. The overall deterioration in economic conditions also could subject us to increased regulatory scrutiny. In addition, a prolonged recession, or further deterioration in local economic conditions, could result in an increase in loan delinquencies; an increase in problem assets and foreclosures; and a decline in the value of the collateral for our loans.  Furthermore, a prolonged recession or further deterioration in local economic conditions could drive the level of loan losses beyond the level we have provided for in our loan loss allowance, which could necessitate our increasing our provision for loans losses, which would reduce our earnings.  Additionally, the demand for our products and services could be reduced, which would adversely impact our liquidity and the level of revenues we generate.

Our emphasis on multi-family and commercial real estate, commercial and construction lending may expose us to increased lending risks.

At December 31, 2008, $257.9 million, or 43.4%, of our loan portfolio consisted of multi-family and commercial real estate, commercial and construction loans.  This segment of our portfolio was $156.1 million or 34.6% of our loan portfolio at December 31, 2007 and $64.4 million or 17.9% of our loan portfolio at December 31, 2006.  The significant growth from 2006 to 2008 is a result of our emphasis on these types of lending activities; including, in 2006, hiring a highly experienced team of commercial lending and credit and risk management professionals to accelerate this initiative. These types of loans generally expose a lender to greater risk of non-payment and loss than one- to four-family residential mortgage loans because repayment of the loans often depends on the successful operation of the property and the income stream of the borrowers. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential mortgage loans. In addition, since such loans generally entail greater credit risk than one- to four-family residential mortgage loans, we may need to increase our allowance for loan losses in the future to account for the likely increase in probable incurred credit losses associated with the growth of such loans. Also, many of our multi-family and commercial real estate and land borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan.

At December 31, 2008 our construction portfolio was $65.0 million, of which $32.9 million represented commercial construction loans and $32.1 million represented residential real estate construction loans.  As a result of the deterioration in local economic conditions in 2008, loans secured by residential real estate developments experienced a slow down in absorption activity during 2008. In general, construction projects provide for an interest reserve which is utilized to pay the interest until a period of time until the project is expected to produce positive cash flows.  To the extent such economic conditions continue, construction loan borrowers could fully utilize their interest reserve prior to when the project is able to generate cash flows.   If a borrower has insufficient liquidity to pay interest on such projects, the loan could become delinquent and require an increase in the allowance for loan losses which would adversely impact our results of operations.

The unseasoned nature of our multi-family and commercial real estate, commercial and construction loan portfolios may result in changes in estimating collectibility, which may lead to additional provisions or charge-offs, which could hurt our profits.

Our commercial real estate, commercial and construction loan portfolio has increased $193.5 million or 300% in the last two years.   Accordingly, much of this loan portfolio is unseasoned. These loans also have not been subjected to continued declining and unfavorable economic conditions. As a result, it may be difficult to predict the future performance of this part of our loan portfolio. These loans may have delinquency or charge-off levels above our historical experience, which could adversely affect our future performance. Further, these types of loans generally have larger balances and involve a greater risk than one- to four-family residential mortgage loans. Accordingly, if we make any errors in judgment in the collectibility of our commercial loans, any resulting charge-offs may be larger on a per loan basis than those incurred historically with our residential mortgage loan or consumer loan portfolios.

Our investment portfolio contains private label mortgage backed securities which had a significant unrealized loss position at December 31, 2008.

The Company had one private label residential mortgage related security and three private label commercial mortgage related securities at December 31, 2008. The private label mortgage related security had an amortized cost of $889,000 and $1.2 million at December 31, 2008 and 2007, respectively, and an unrealized loss of $620,000 and an unrealized gain of $27,000 as of December 31, 2008 and 2007, respectively. Management believes the impairment on this security is temporary based on the cash flows, credit rating, credit enhancement, structure of the underlying security and management’s ability and intent to hold to recovery.  Payment performance on the underlying loans, of which 53% of the original mortgages were secured by property located in California, could deteriorate, causing cash flows and credit enhancement levels to weaken and leading management to conclude the unrealized loss was other than temporary.  If a determination occurred that such unrealized loss was other than temporary, the unrealized loss at that point in time would be recorded as a reduction of earnings in the Company’s income statement, which would have a material adverse impact on our results of operations.

The private label commercial mortgage related securities each have a credit rating of AAA and have an amortized cost of $10.0 million and $10.1 million at December 31, 2008 and 2007, respectively. The securities had a combined unrealized loss of $2.7 million and an unrealized gain of $68,000 at December 31, 2008 and 2007 respectively. Management believes the impairment on these securities is temporary based on the cash flows, credit rating, credit enhancement, structure of the underlying securities and management’s ability and intent to hold to recovery.  Payment performance on the underlying loans, which are primarily secured by commercial real estate projects such as office space, retail centers and multi-family apartment facilities, could deteriorate, causing cash flows and credit enhancement levels to weaken and leading management to conclude the unrealized loss was other than temporary.  If a determination occurred that such unrealized loss was other than temporary, the unrealized loss at that point in time would be recorded as a reduction of earnings in the Company’s income statement, which would have a material adverse impact on our results of operations.

As a member bank, we own stock in the Federal Home Loan Bank of Pittsburgh, which is experiencing financial difficulties.

Our agreement with the Federal Home Loan Bank of Pittsburgh requires us to purchase capital stock in the Bank commensurate with the amount of our advances and unused borrowing capacity.  This stock is carried at cost and was $9.7 million at December 31, 2008, which represents 4.75% of our outstanding borrowings plus 0.75% of our uncommitted line with the Bank.  In December 2008, the FHLB of Pittsburgh announced that, as a result of deterioration in earnings, it did not intend to pay a dividend on its common stock for the foreseeable future.  Additionally, the FHLB of Pittsburgh indicated that it would not redeem any common stock associated with member advance repayments and that it may increase its individual member stock investment requirements. The FHLB of Pittsburgh is permitted to increase the amount of capital stock owned by the Company to 6.00% of our advances, plus 1.50% of our unused borrowing capacity.  As of December 31, 2008, the Company’s maximum stock obligation was $14.0 million.  Accordingly, the Company could be required to increase its investment in Federal Home Loan Bank of Pittsburgh capital stock by $4.3 million, an  amount would not be earning a dividend for the foreseeable future.  During 2008, the Company recognized $246,000 of dividend income from its investment in FHLB of Pittsburgh common stock.

Our inability to significantly increase deposits may cause us to rely more heavily on wholesale funding strategies, which could increase our expenses and adversely affect our operating margins and profitability.

Historically, we attempted to be the market leader in rates on longer-term money market accounts and certificates of deposit. However, in 2005, the Bank’s current management, in connection with the planned reductions in the balance sheet, offered less-than-market rates as it attempted to allow the longer-term money market accounts and certificates of deposit to run-off, thereby shortening the duration of its liabilities. While deposit rates were raised to be competitive in the market in November 2005, deposits have continued to decrease from 2005 levels. Deposits were $608.5 million at December 31, 2008 compared to $682.3 million at December 31, 2005, representing a $73.8 million or 10.8% decline in deposits for the three years ended December 31, 2008.  Additionally, our deposits increased only $22.9 million, or 3.9%, during 2008 to $608.5 million at December 31, 2008 from $585.6 million at December 31, 2007, while our assets increased $118.4 million, or 14.6%.

While we believe that through branch expansion, our emphasis on building transaction accounts and increased promotional efforts, we will increase deposits, there can be no guarantee that we will be able to grow deposits at the required levels to fund our asset growth. Further, the considerable competition for deposits in our market makes it more difficult for us to obtain reasonably priced deposits. If we are not able to increase deposits in an amount to support growth, we will have to rely more heavily on wholesale strategies to fund our asset growth, which historically are more expensive than retail sources of funding. If we are required to rely more heavily on more expensive funding sources to support future growth, our revenues may not increase proportionately to cover our costs. In this case, our operating margins and profitability would be adversely affected.

FDIC assessments will hurt earnings.

As discussed in “Regulation of Federal Savings Associations — Insurance of Deposit Accounts,” the Bank anticipates its insurance premiums will increase $1.9 million to $2.1 million for 2009 as compared to 2008.  The components of this increase are due to (1) final utilization of the one-time credit in 2008, (2) increase in insurance rates by seven basis points in the first quarter of 2009, and (3) a 20 basis point special emergency assessment as of June 30, 2009.  Additionally, the FDIC is permitted to impose additional emergency special assessment after June 30, 2009, of up to 10 basis points per quarter if necessary to maintain public confidence in federal deposit insurance or as a result of deterioration in the deposit insurance fund reserve ratio due to institution failures.  Any additional emergency special assessment imposed by the FDIC will further hurt the Company’s earnings.

Additionally, the Federal Deposit Insurance Corporation has authority to increase insurance assessments.  A significant increase in insurance premiums would likely have a continued adverse effect on our operating expenses and results of operations.  Management cannot predict what insurance assessment rates will be in the future.

Changes in interest rates could have a material adverse effect on our operations.

The operations of financial institutions are dependent to a large extent on net interest income, which is the difference between the interest income earned on interest-earning assets such as loans and investment securities and the interest expense paid on interest-bearing liabilities such as deposits and borrowings.  Changes in the general level of interest rates can affect our net interest income by affecting the difference between the weighted average yield earned on our interest-earning assets and the weighted average rate paid on our interest-bearing liabilities, or interest rate spread, and the average life of our interest-earning assets and interest-bearing liabilities.  Changes in interest rates also can affect: (1) our ability to originate loans; (2) the value of our interest-earning assets, which would negatively impact stockholders’ equity, and our ability to realize gains from the sale of such assets; (3) our ability to obtain and retain deposits in competition with other available investment alternatives; and (4) the ability of our borrowers to repay adjustable or variable rate loans. Interest rates are highly sensitive to many factors, including government monetary policies, domestic and international economic and political conditions and other factors beyond our control.  Although we believe that the estimated maturities of our interest-earning assets currently are well balanced in relation to the estimated maturities of our interest-bearing liabilities, there can be no assurance that our profitability would not be adversely affected during any period of changes in interest rates.

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

A further downturn in the local economy or a further decline in real estate values could reduce our profits.

Nearly all of our loans are secured by real estate or are made to businesses in the Philadelphia metropolitan or Southern New Jersey market areas. As a result of this concentration, a downturn in the local economies in these areas could cause significant increases in nonperforming loans, which would reduce our profits. In recent years, there has been a significant increase in real estate values in our market areas. As a result of rising home prices, our loans have been well collateralized. During the fourth quarter of 2008, economic conditions deteriorated in certain parts of our market area leading to declining home values and an increase in nonperforming loans at December 31, 2008.  A further decline in real estate values could cause some of our mortgage loans to become inadequately collateralized, which would expose us to a greater risk of loss.

Strong competition within our market areas could reduce our profits.

We face intense competition in making loans, attracting deposits and attracting and retaining key employees and relationship managers. This competition has made it more difficult for us to make new loans and at times has forced us to offer higher deposit rates. Price competition for loans and deposits might result in us earning less on our loans and paying more on our deposits, which would reduce net interest income. It has also made it more difficult and costly to attract and hire employees with the level of expertise we require to implement our strategic plan.   Additional compensation expense increases noninterest expense, reducing net income. Competition also makes it more difficult to grow loans and deposits. As of June 30, 2008, the most recent date for which information is available, we held 0.20% of the deposits in Philadelphia-Camden-Wilmington metropolitan statistical area.  In addition, at June 30, 2008, we held approximately 0.95% of the deposits in Atlantic and Cape May Counties.  Some of the institutions with which we compete have substantially greater resources and lending limits than we have and may offer services that we do not provide. We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Our profitability depends upon our continued ability to compete successfully in our market areas.

Our low return on equity may negatively affect our stock price.

Net income divided by average equity, known as “return on equity,” is a ratio many investors use to compare the performance of a financial institution to its peers. Our return on equity was reduced due to the large amount of capital that we raised in our 2006 stock offering and to expenses we are incurring in pursuing our growth strategies, the costs of being a public company and added expenses associated with our employee stock ownership and equity incentive plans. Until we can increase our net interest income and noninterest income, we expect our return on equity to be below other similarly situated publicly traded thrifts, which may negatively affect the value of our common stock.  For the twelve months ended December 31, 2008, our return on average equity was 1.00%.

Expenses from operating as a public company and from equity-based benefit plans will continue to adversely affect our profitability.

Our noninterest expenses are impacted as a result of the financial, accounting, legal and various other additional expenses associated with operating as a public company.  We also recognize additional annual employee compensation and benefit expenses stemming from the shares that are purchased or granted to employees and executives under the employee stock ownership and equity incentive plans.  We recognize expenses for our employee stock ownership plan when shares are committed to be released to participants’ accounts. We recognize compensation expense for restricted stock awards and stock options over the vesting period of awards made to recipients.  These additional expenses adversely affect our profitability.

Our ability to access capital, including undertaking a second-step conversion, is limited by current market conditions.

While we anticipate that we have adequate capital for the foreseeable future, we may at some point need to raise additional capital, including undertaking a second-step conversion transaction.  Current market conditions are making it increasingly difficult to complete a second-step transaction, which may be desirous to stockholders as fully converted institutions tend to trade at higher multiples than mutual holding companies and fully converted institutions have more flexibility in issuing additional shares of stock, which allows for more acquisition opportunities.  Our ability to raise additional capital, including our ability to undertake a second-step conversion transaction, will depend on conditions in the capital markets, which are outside our control, and on our financial performance.  Accordingly, we cannot assure you of our ability to raise additional capital on terms acceptable to us or our ability to complete a second-step transaction.  If we cannot do so, our ability to further expand our operations through internal growth and to complete acquisitions could be materially impaired.

Fox Chase MHC’s majority control of our common stock will enable it to exercise voting control over most matters put to a vote of stockholders and will prevent stockholders from forcing a sale or a second-step conversion transaction you may find advantageous.

Fox Chase MHC owns a majority of Fox Chase Bancorp’s common stock and, through its board of directors, is able to exercise voting control over most matters put to a vote of stockholders. The same directors and officers who manage Fox Chase Bancorp and Fox Chase Bank also manage Fox Chase MHC. As a federally chartered mutual holding company, the board of directors of Fox Chase MHC must ensure that the interests of depositors of Fox Chase Bank are represented and considered in matters put to a vote of stockholders of Fox Chase Bancorp. However, you should be aware that the votes cast by Fox Chase MHC may not be in your personal best interests as a stockholder. For example, Fox Chase MHC may exercise its voting control to defeat a stockholder nominee for election to the board of directors of Fox Chase Bancorp. Moreover, Fox Chase MHC’s ability to elect the board of directors of Fox Chase Bancorp restricts the ability of the minority stockholders of Fox Chase Bancorp to effect a change of control of management.  In addition, stockholders will not be able to force a merger or second-step conversion transaction without the consent of Fox Chase MHC as such transactions also require the approval of at least two-thirds of all outstanding voting stock, which can only be achieved if Fox Chase MHC voted to approve such transactions. Some stockholders may desire a sale or merger transaction, since stockholders typically receive a premium for their shares, or a second-step conversion transaction, since fully converted institutions tend to trade at higher multiples than mutual holding companies. Stockholders could, however, prevent a second step conversion or the implementation of equity incentive plans as current Office of Thrift Supervision regulations and policies require the approval of such matters by the stockholders other than Fox Chase MHC.

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

We conduct our business through our main office and branch offices.  The following table sets forth certain information relating to these facilities as of December 31, 2008.

Location	Year Opened	Owned/ Leased	Date of Lease Expiration	Net Book Value as of December 31, 2008
				(In thousands)
Main Office:

4390 Davisville Road Hatboro, Pennsylvania	1996	Owned	—	$2,100

Branch Offices:

401 Rhawn Street Philadelphia, Pennsylvania	1956	Owned	—	592

815 Bustleton Pike Richboro, Pennsylvania	1985	Owned	—	474

1 Fitzwatertown Road Willow Grove, Pennsylvania	1995	Owned	—	405

1041 York Road Warminster, Pennsylvania	2000	Owned	—	796

921 West Avenue Ocean City, New Jersey	2000	Owned	—	470

6059 Black Horse Pike Egg Harbor Township, New Jersey	2000	Owned	—	851

5871 Lower York Road Lahaska, Pennsylvania	2004	Owned	—	1,420

8 U.S. Route 9 South Marmora, New Jersey	2006	Owned	—	1,595

210 West State Street Media, Pennsylvania	2006	Leased	2010	16

137 North High Street West Chester, Pennsylvania	2007	Owned	—	1,774

Administrative Offices:

510 East Township Line Road (1) Blue Bell, Pennsylvania	2007	Leased	2012	96

Other Properties:

811 Bustleton Pike (2) Richboro, Pennsylvania	—	Owned	—	41

Absecon, New Jersey (3)	—	Owned	—	1,957

(1)          This property houses administrative, operational and information technology personnel.  We have an option to renew the lease for one additional five-year period.

(2)   This property includes a residence with two apartments, which are leased to individuals.

(3)          This property is undeveloped land that may be developed for a future branch.  This property is under an option to be sold no later than 2010, subject to certain conditions being met including zoning and land use approvals.

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

Market for Common Equity and Related Stockholder Matters

The Company’s common stock is listed on the Nasdaq Stock Market (“Nasdaq”) under the trading symbol “FXCB.”  The following table sets forth the quarterly high and low sales prices of Fox Chase Bancorp’s common stock for the two most recently completed fiscal years, as reported by Nasdaq.  The Company has not paid any dividends to its stockholders to date.  See Item 1, “Business—Regulation and Supervision—Regulation of Federal Savings Associations— Limitation on Capital Distributions” and note 13 in the notes to the consolidated financial statements for more information relating to restrictions on the Bank’s ability to pay dividends to the Company and the Company’s payment of dividends.  As of March 10, 2009, the Company had approximately 991 holders of record of common stock.

2008:	High	Low

Fourth Quarter	$11.96	$9.39
Third Quarter	$12.78	$9.82
Second Quarter	$12.59	$10.26
First Quarter	$11.73	$10.40

2007:	High	Low

Fourth Quarter	$13.15	$10.90
Third Quarter	$13.74	$10.36
Second Quarter	$14.07	$13.03
First Quarter	$14.32	$13.05

Stock Performance Graph

The following graph compares the cumulative total return of the Company common stock with the cumulative total return of the SNL Mid-Atlantic Thrift Index and the Index for the Nasdaq Stock Market (U.S. Companies, all SIC).  The graph assumes that $100 was invested on October 2, 2006, the first day of trading of the Company’s common stock on the Nasdaq Stock Market.  Cumulative total return assumes reinvestment of all dividends.

	Period Ending
Index	10/02/06	12/31/06	06/30/07	12/31/07	06/30/08	12/31/08
Fox Chase Bancorp, Inc.	100.00	104.25	104.25	88.03	79.23	84.94
NASDAQ Composite	100.00	107.94	116.34	118.53	102.47	70.48
SNL Mid-Atlantic Thrift	100.00	107.97	97.59	88.89	85.58	73.67

Purchases of Equity Securities

The following table provides certain information with regard to shares repurchased by the Company in the fourth quarter of 2008.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs

October 1, 2008 through October 31, 2008	—	—	—	431,109

November 1, 2008 through November 30, 2008	8,300	$11.20	8,300	422,809

December 1, 2008 through December 31, 2008	55,000	$10.96	55,000	367,809

Total (1)	63,300	$10.99	63,300	—

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

ITEM 6.	SELECTED FINANCIAL DATA

	At December 31,
	2008	2007	2006	2005	2004
	(In thousands)
Financial Condition Data:
Total assets	$931,270	$812,919	$756,985	$781,291	$899,805
Cash and cash equivalents	3,944	31,275	134,441	46,086	43,722
Interest-earning time deposits	—	—	—	600	3,174
Securities available-for-sale	294,723	296,304	228,432	329,504	330,199
Loans receivable, net	588,975	447,035	355,617	366,393	482,606
Loans held for sale	—	—	1,194	357	—
Deposits	608,472	585,560	596,534	682,307	805,250
Federal Home Loan Bank advances	146,379	80,000	30,000	30,000	30,000
Other borrowed funds	50,000	20,000	—	—	—
Total stockholders’ equity	121,220	122,371	125,645	63,521	59,190

	For the Year Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands)
Operating Data:
Interest income	$45,884	$41,057	$37,177	$37,601	$37,566
Interest expense	24,061	22,250	20,459	20,697	19,693
Net interest income	21,823	18,807	16,718	16,904	17,873
Provision (credit) for loan losses	2,900	425	(5,394)	(6,025)	12,282
Net interest income after provision (credit) for loan losses	18,923	18,382	22,112	22,929	5,591
Noninterest income	1,405	2,696	2,073	1,214	2,279
Noninterest expenses	18,948	18,688	19,867	15,208	11,353
Income (loss) before income taxes	1,380	2,390	4,318	8,935	(3,483)
Income tax provision (benefit)	165	460	684	2,975	(1,595)
Net income (loss) (1)(2)	1,215	$1,930	$3,634	$5,960	$(1,888)
Earnings per share (1)	$0.09	$0.14	$0.14	—	—

(1)                                  On September 29, 2006, Fox Chase Bancorp, Inc. completed its initial public offering of common stock. Earnings per share information for 2006 is only for September 29, 2006 through December 31, 2006 due to the Bank’s reorganization into the mutual holding company form and the Company’s related initial public offering.  Basic and diluted earnings per share are the same for 2008, 2007 and 2006.

(2)                                  Net income for 2006 reflects a charge of $1.5 million for the contribution made to the Fox Chase Bank Charitable Foundation in connection with our initial public offering.

	At or for the Year Ended December 31,
	2008	2007	2006	2005	2004
Performance Ratios:
Return on average assets	0.14%	0.26%	0.49%	0.71%	(0.21)%
Return on average equity	1.00	1.54	4.59	9.50	(2.82)
Interest rate spread (1)	2.01	1.85	1.90	1.78	1.92
Net interest margin (2)	2.59	2.60	2.33	2.05	2.11
Noninterest expense to average assets	2.18	2.48	2.66	1.80	1.29
Efficiency ratio (3)	82.0	91.8	105.8	79.7	56.3
Average interest-earning assets to average interest-bearing liabilities	119.7	123.7	113.5	109.1	107.7
Average equity to average assets	13.98	16.66	10.58	7.44	7.59

Capital Ratios:
Total equity to total assets	13.02	15.05	16.60	8.13	6.58
Tier 1 capital (to adjusted assets) (4)	10.70	12.03	12.49	8.40	6.66
Tier 1 capital (to risk-weighted assets) (4)	18.11	21.78	26.79	17.76	12.92
Total risk-based capital (to risk-weighted assets) (4)	19.25	22.54	27.62	19.02	14.17

Asset Quality Ratios:
Nonperforming loans as a percent of total loans	0.98	0.18	0.90	1.36	0.29
Allowance for loan losses as a percent of total loans	1.05	0.75	0.82	2.22	2.89
Allowance for loan losses as a percent of nonperforming loans and accruing loans 90 days or more past due	107	412	91	164	998
Net charge-offs (recoveries) to average outstanding loans during the period	—	—	—	—	—

Other Data:
Number of:
Deposit accounts	49,252	52,817	55,957	61,349	66,800
Offices	11	11	11	8	8

(1)                                  Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of interest-bearing liabilities.

(2)                                  Represents net interest income as a percent of average interest-earning assets.

(3)                                  Represents noninterest expense divided by the sum of net interest income and noninterest income, excluding gains or losses on the sale of securities, premises and equipment and assets acquired through foreclosure.  For 2006, reflects a charge of $1.5 million for the contribution made to the Fox Chase Bank Charitable Foundation in connection with our initial public offering.

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

Provision for Loan Losses. The allowance for loan losses is maintained at a level representing management’s best estimate of known and inherent losses in the loan portfolio, based upon management’s evaluation of the portfolio’s collectibility. The allowance is established through the provision for loan losses, which is charged against income. Charge-offs, if any, are charged to the allowance. Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance balance required using loss experience in particular segments of the portfolio, the size and composition of the loan portfolio, trends and absolute levels of nonperforming loans, trends and absolute levels of classified and criticized loans, trends and absolute levels in delinquent loans, trends in risk ratings, trends in industry charge-offs by particular segments and changes in existing general economic and business conditions affecting our lending areas and the national economy and results of impairment analyses.  Allocation of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off.

Expenses. The noninterest expense we incur in operating our business consist of salaries, benefits and other compensation expenses, occupancy and furniture and equipment expenses, data processing costs, professional fees, marketing expenses, Federal Deposit Insurance Corporation premiums and various other miscellaneous expenses.

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

Professional fees include fees paid to our independent auditors, internal auditors, attorneys, compensation consultants, loan review specialists, interest rate risk management and costs associated with being a public company. Additionally, 2007 included incremental attorneys and consultants costs associated with initial implementation of Sarbanes-Oxley controls and procedures.

Marketing expenses include expenses for advertisements, promotions and premium items and public relations expenses.

Federal Deposit Insurance Corporation premiums are payments we make to the Federal Deposit Insurance Corporation for insurance of our deposit accounts.

Other expenses include expenses for stationary, printing, supplies, telephone, postage, contributions and donations, regulatory assessments, insurance premiums, public company expenses and other fees and expenses.

Operating Strategy

Operating Strategy from 2003 to 2005.  Historically, we originated primarily one- to four-family residential real estate loans, which were generally funded by higher-priced term maturity deposits. In 2003, then-current management determined to emphasize multi-family and commercial real estate lending and construction lending, primarily in the southern New Jersey shore area where the Bank had opened branch offices. This initiative led to a significant increase in loans from $414.4 million at December 31, 2003 to $482.6 million at December 31, 2004. Also, we continued to offer higher rates on our deposits to fund the loan growth. As a result, deposits increased from $723.8 million at December 31, 2003 to $805.3 million at December 31, 2004. However, when these loans were originated, they were not properly underwritten. Also, loan settlements were not typically attended by anyone representing us. As a result, there were instances where the requirements of the loan commitment, including additional required collateral, were not obtained. Further, construction loan disbursements were made without adequate controls. Additionally, the former management of Fox Chase Bank failed to adopt a risk rating system and update its allowance for loan losses policy to account for the new types of loans that were being originated. Further, management failed to properly review and classify the new types of loans. This type of lending and the absence of adequate underwriting, credit and collection policies and internal controls contributed to the issuance by the Office of Thrift Supervision of a Cease and Desist Order on June 6, 2005. Additionally, it caused criticized and classified assets to increase from $775,000 at December 31, 2003 to $90.7 million at December 31, 2004. While Fox Chase Bank did not incur any losses on these loans during the same period, it did record a $12.3 million provision for loan losses in 2004, which contributed to a net loss of $1.9 million in 2004.

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

•                  develop a new business plan with the goal to transition our operations into activities that (1) entail less risk;  (2) provide more stable and sustainable sources of core income; and (3) are supported by capital levels commensurate with the risks of our operations and composition of our balance sheet;

•                  improve our loan underwriting and appraisal policies, loans-to-one borrower compliance and internal asset review procedures;

•                  enhance our credit administration, board management and governance; and

•                  review and analyze our loan portfolio and, as appropriate, our allowance for loan losses.

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

Current Operating Strategy.  New management and the board reassessed our strategic direction and our opportunities for profitability in 2005. The determination was made to capitalize on our 140-year tradition of strong personalized customer service, which we believe distinguishes us from the large regional banks that operate in our market area. At the same time, the decision was made to differentiate ourselves from many small community banks in our market by leveraging the strong commercial and business expertise of our new management team and focusing on businesses in our market area. Further, we believe that our capital, which was significantly increased through the stock offering, allows us to make loans of a size not permitted by many of the de novo financial institutions in our market area, who are restrained by smaller capital levels and smaller loans-to-one borrower limits. Thus, as discussed in more detail below, we intend to continue to expand our product offerings, diversify our lending operations and expand our footprint and market presence in the metropolitan Philadelphia area and in the southern New Jersey shore area in an attempt to increase assets, while maintaining sound asset quality and enhancing profitability.

Historically, we attempted to be the market leader in rates on longer-term money market accounts and certificates of deposit. However, in 2005, the new management, in connection with the planned reductions in the levels of assets, offered lower deposit rates as it attempted to allow longer-term money market accounts and certificates of deposit to decrease, thereby shortening the duration of liabilities.  This process was stopped during 2007. We believe that branch expansion and our emphasis on building transaction accounts, both more fully described below, will increase deposits. However, the considerable competition for deposits in our market will make it more difficult for us to obtain reasonably priced deposits. To the extent that our retail funding sources do not provide for adequate funding, we will rely more heavily on wholesale funding in addition to retail funds to grow our balance sheet and fund loans.

Our mission is to become the leading relationship-based business and consumer bank in our market areas by delivering financial products and services tailored to our clients’ needs. We plan to continue our strategy of:

•                  pursuing opportunities to increase commercial and small business lending in our primary market area;

•                  building profitable business and consumer relationships with an emphasis on growing transaction deposit accounts and deposit balances;

•                  increasing income by expanding our product offerings and continuing to emphasize customer service; and

•                  expanding our footprint and market presence through opening additional branch offices and utilizing technology to deliver services to businesses and retail deposit customers.

Pursuing opportunities to increase commercial and small business lending in our primary market area

At December 31, 2008, $192.9 million, or 32.4% of our loan portfolio, consisted of multi-family and commercial real estate loans and commercial business loans.  We intend to continue emphasizing these types of lending.  In 2006, we hired a highly experienced team of commercial lending and commercial credit and risk management professionals to accelerate this initiative. We may hire additional commercial lenders and cash management professionals in the future to increase this type of lending.  Loans secured by multi-family and commercial real estate and business assets are generally larger and involve a greater degree of risk than one-to four-family residential mortgage loans. Consequently, multi-family and commercial real estate and commercial business loans typically have higher yields, which increase our net interest margin and net interest spread. In addition, these loans are beneficial for interest rate risk management because they typically have shorter terms and adjustable interest rates. There are many multi-family and commercial real estate properties and commercial businesses located in our market area, and with the additional capital raised in the offering we may pursue the larger lending relationships associated with these opportunities, while continuing to originate any such loans in accordance with what we believe are our conservative underwriting guidelines.

Commercial lending generally exposes a lender to greater risk of non-payment and loss than one- to four-family residential mortgage loans. To mitigate against the potential for this loss, throughout 2005 and 2006, we have added significant commercial credit expertise through the hiring of our chief credit officer, chief administrative officer, chief lending officer and a credit risk manager.   Additionally, we have created and revamped where necessary, our commercial lending credit-related policies and procedures. For a discussion of the risks related to our commercial loan portfolio, see Item 1, “Business—Loan Underwriting Risks.”

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

Increasing income by expanding our product offerings and continuing to emphasize customer service

We are striving to become a full-service financial services company offering our customers a broad range of loan and deposit products. On the lending side, we have a broad offering of commercial loan products, including unsecured lines of credit, letters of credit, commercial mortgage loans, revolving credit facilities and construction loans. On the deposit side, we expanded our deposit products and services, including offering on-line bill payment and a suite of cash management products and custodial services.

Expanding our footprint and market presence through opening additional branch offices and utilizing technology to deliver services to businesses and retail deposit customers.

In 2006, we opened a new office in Marmora, New Jersey and loan production offices (with deposit authority) in Exton and Media, Pennsylvania. The Exton loan production office was consolidated into our West Chester, Pennsylvania branch office when that office opened in September 2007.  In March 2008, the Bank established a regional lending group in Ocean City, New Jersey.    We also will consider expansion in and around our current market area in future years, whether through de novo branching or acquisition. However, we have not entered into any binding commitments regarding such expansion plans. The new branches have been, and are expected to continue to be, funded by cash generated by our business. Consequently, we do not expect to borrow funds for these expansion projects.

 Critical Accounting Policies

We consider accounting policies involving significant judgments and assumptions by management that have, or could have, a material impact on the carrying value of certain assets or on income to be critical accounting policies. We consider the following to be our critical accounting policies: allowance for loan losses, deferred income taxes and valuation and other-than-temporary impairment of securities.

Allowance for Loan Losses. The allowance for loan losses is maintained at a level representing management’s best estimate of known and inherent losses in the loan portfolio, based on management’s evaluation of the portfolio’s collectibility. The allowance is established through the provision for loan losses, which is charged against income. Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment. Among the material estimates required to establish the allowance are: loss exposure at default; the amount and timing of future cash flows on impacted loans; value of collateral; and determination of loss factors to be applied to the various elements of the portfolio. All of these estimates are susceptible to significant change. Management reviews the level of the allowance on a quarterly basis and establishes the provision for loan losses based upon an evaluation of the size and composition of the loan portfolio, loss experience in particular segments of the portfolio, trends and absolute levels of classified and criticized loans, trends and absolute levels in delinquent loans, trends in risk ratings, trends in industry charge-offs by particular segments and changes in local and national economic and business conditions.  Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if actual conditions differ substantially from the assumptions used in making the evaluation. Further, current economic conditions have increased the uncertainty inherent in these estimates and assumptions.  In addition, the Office of Thrift Supervision, as an integral part of its examination process, periodically reviews our allowance for loan losses. Such agency may require us to recognize adjustments to the allowance based on its judgments about information available to it at the time of its examination. A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would negatively affect earnings. For additional discussion, see “—Risk Management—Analysis and Determination of the Allowance for Loan Losses” below and the notes to the consolidated financial statements included in this annual report.

Deferred Income Taxes. We use the asset and liability method of accounting for income taxes as prescribed in Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We exercise significant judgment in evaluating the amount and timing of recognition of the resulting tax liabilities and assets. These judgments require us to make projections of future taxable income. The judgments and estimates we make in determining our deferred tax assets, which are inherently subjective, are reviewed on a continual basis as regulatory and business factors change. Any reduction in estimated future taxable income may require us to record a valuation allowance against our deferred tax assets. Specifically, the Company had a charitable contribution carryover of $999,000 as of December 31, 2008, resulting in a deferred tax asset of $340,000.  Utilization of this carryover is limited to 10% of taxable income on an annual basis. Such carryover will expire on December 31, 2011, if not utilized. If the Company is unable to generate sufficient taxable income to utilize this carryover it may require us to record a valuation allowance against this deferred tax asset.  Any valuation allowance would result in additional income tax expense in the period, which would negatively affect earnings.

Valuation and Other-Than-Temporary Impairment of Securities. Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and FASB Staff Position FAS 115-1 and 124-1 “The Meaning of Other Than Temporary Impairment and Its Application to Certain Investments,” require companies to perform periodic reviews of individual securities in their investment portfolios to determine whether a decline in the value of a security is other than temporary. A review of other-than-temporary impairment requires companies to make certain judgments regarding the nature of the decline, its effect on the financial statements and the probability, extent and timing of a valuation recovery and the company’s intent and ability to hold the security. Pursuant to these requirements, we assess valuation declines to determine the extent to which such changes are attributable to (1) fundamental factors specific to the issuer, such as financial condition, business prospects or other factors, or (2) market-related factors, such as interest rates or equity market declines. If the decline in the market value of a security is determined to be other than temporary, we reduce the book value of such security to its current market value, recognizing the decline as a realized loss on the income statement. The Company did not have any other-than-temporary impairment charges in 2008 and management does not believe that any individual unrealized loss represents an other-than-temporary impairment at December 31, 2008.  See Note 3 to the consolidated financial statements for a schedule that shows gross unrealized losses and fair value of securities, aggregated by security category and length of time that individual securities have been in a continuous realized loss position, at December 31, 2008 and 2007, and discussion regarding certain securities in an unrealized loss position.  Also, see Note 14 of the consolidated financial statements for a discussion on how we determined fair value for our financial instruments.

Balance Sheet Analysis

Loans.  During 2008, we originated one-to four-family residential loans, multi-family and commercial real estate loans, construction loans, commercial loans and consumer loans.

The largest segment of our loan portfolio is one- to four-family residential loans. At December 31, 2008, these loans totaled $260.8 million, or 43.8% of total loans, compared to $215.8 million, or 47.9% of total loans, at December 31, 2007.  At December 31, 2006, these loans totaled $209.5 million, or 58.3% of total loans.  The increase of $45.0 million, or 20.9%, in 2008 was primarily a result of new relationships the Bank entered into in an effort to grow its portfolio within its existing geographic region.  The increase in 2007 was the result of the Company’s decision to stop selling one-to four-family residential loans beginning in the second quarter of 2007.  The Bank has not originated or targeted subprime loans in its loan portfolio.

Multi-family and commercial real estate loans and commercial business loans totaled $192.9 million and represented 32.4% of total loans at December 31, 2008 compared to $109.6 million, or 24.3% of total loans, at December 31, 2007. These loans totaled $52.9 million, or 14.7% of total loans, at December 31, 2006. The increases in 2008 and 2007 reflect the success of the new team of commercial lenders that were hired during 2006 and the opening of new offices in 2006 and 2007 as well as the establishment of a regional lending group in Ocean City, New Jersey in the first quarter of 2008.  The Bank expects to continue to increase these loan portfolios in the future.

Construction loans totaled $65.0 million, or 10.9% of total loans, at December 31, 2008 compared to $46.5 million, or 10.3% of total loans, at December 31, 2007.  These loans totaled $11.6 million, or 3.2% of total loans, at December 31, 2006.  The increases in 2008 and 2007 reflect the hiring of a new team of acquisition, development and construction lenders during 2006.  During 2008, the Bank de-emphasized its focus on growing this type of lending given current economic conditions and is presently working with certain borrowers in this lending category to reduce the Bank’s level of exposure.

Consumer loans totaled $76.1 million, or 12.8% of total loans, at December 31, 2008 compared to $78.7 million, or 17.5% of total loans, at December 31, 2007. These loans totaled $85.1 million, or 23.8% of total loans, at December 31, 2006. The decrease of $2.6 million during 2008 was due to the Bank de-emphasizing certain forms of consumer lending, particularly home equity lending, as a result of the decrease in home values in certain parts of its lending area.  The decrease of $6.4 million during 2007 was primarily a result of the Bank reducing its promotional efforts surrounding consumer loans in 2007 to focus on its commercial loan portfolio.

The following table sets forth the composition of our loan portfolio at the dates indicated.

	At December 31,
	2008		2007		2006		2005		2004
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
One-to four-family	$260,833	43.8%	$215,817	47.9%	$209,463	58.3%	$228,476	60.9%	$250,015	50.1%
Multi-family and commercial	155,564	26.2	76,287	16.9	44,681	12.4	32,923	8.8	85,585	17.2
Construction	65,002	10.9	46,471	10.3	11,568	3.2	31,015	8.3	92,210	18.5
Total real estate loans	481,399	80.9	338,575	75.1	265,712	73.9	292,414	78.0	427,810	85.8
Consumer loans:
Home equity loans	63,987	10.7	68,431	15.2	73,456	20.5	65,003	17.3	49,154	9.9
Automobile	262	0.1	565	0.1	1,030	0.3	1,280	0.3	1,872	0.4
Home equity lines of credit	11,486	1.9	9,642	2.1	10,468	2.9	16,269	4.3	18,249	3.6
Other	351	0.1	106	0.1	148	0.1	188	0.1	1,305	0.3
Total consumer loans	76,086	12.8	78,744	17.5	85,102	23.8	82,740	22.0	70,580	14.2
Commercial	37,371	6.3	33,356	7.4	8,194	2.3	175	—	175	—
Total loans	594,856	100.0	450,675	100.0%	359,008	100.0%	375,329	100.0%	498,565	100.0%
Less:
Deferred loan origination costs (fees), net	379		(264)		(442)		(587)		(1,568)
Allowance for loan losses	(6,260)		(3,376)		(2,949)		(8,349)		(14,391)
Net loans	$588,975		$447,035		$355,617		$366,393		$482,606

Loan Maturity

The following tables set forth certain information at December 31, 2008 regarding scheduled contractual maturities during the periods indicated. The tables do not include any estimate of prepayments which significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below. Demand loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less. The amounts shown below exclude deferred loan fees and costs.

	At December 31, 2008
	One- to Four- Family Loans	Multi-family and Commercial Real Estate Loans	Construction Loans	Consumer Loans	Commercial Loans	Total Loans
	(In thousands)
Amounts due in:
One year or less	$655	$11,875	$50,759	$1,176	$8,685	$73,150
More than one year to two years	78	2,367	10,072	2,085	190	14,792
More than two years to three years	356	14,905	4,171	2,637	7,586	29,655
More than three years to five years	4,056	42,775	—	4,817	14,213	65,861
More than five years to ten years	46,640	37,931	—	17,461	6,697	108,729
More than ten years to fifteen years	29,988	7,567	—	31,420	—	68,975
More than fifteen years	179,060	38,144	—	16,490	—	233,694
Total	$260,833	$155,564	$65,002	$76,086	$37,371	$594,856

The following table sets forth the dollar amount of all scheduled maturities of loans at December 31, 2008 that are due after December 31, 2009 and have either fixed interest rates or adjustable interest rates. The amounts shown below exclude unearned interest on consumer loans and deferred loan fees.

	Fixed Rates	Floating or Adjustable Rates	Total
	(In thousands)
Real estate loans:
One- to four-family	$240,056	$20,122	$260,178
Multi-family and commercial	129,220	14,469	143,689
Construction	2,973	11,270	14,243
Consumer loans	63,600	11,310	74,910
Commercial loans	4,465	24,221	28,686
Total	$440,314	$81,392	$521,706

Securities.  Our securities portfolio consists primarily of mortgage related securities, and, to a lesser extent, state and municipal securities, and investment grade corporate securities. Securities decreased $1.6 million, or 0.5%, in the year ended December 31, 2008. Purchases that were made in 2008 were primarily mortgage related securities totaling $144.8 million, investment grade corporate securities totaling $11.1 million, state and political subdivisions totaling $7.4 million. These purchases were offset by maturities, calls, and principal repayments of $68.9 million, the sale of $67.5 million in short term-term auction rate bonds, the sale of $22.1 million of mortgage related securities and the sale of $4.9 million of state and municipal securities, all of which were classified as available for sale.

Securities increased $67.9 million, or 29.7%, in the year ended December 31, 2007 primarily as a result of the Bank purchasing $188.0 million in securities throughout the year.  Such purchases, which were part of our leverage strategy, were primarily comprised of mortgage related securities totaling $91.7 million and purchases of state and political subdivisions totaling $81.1 million.  These purchases were offset by maturities, calls and principal repayments of $86.1 million and the sale of $30.5 million of mortgage related securities, $5.0 million of short term-term auction rate bonds, $700,000 of state and municipal securities and $107,000 of equity securities, all of which were classified as available for sale.

The following table sets forth the amortized cost and fair values of our securities portfolio at the dates indicated. All of our securities were classified as available-for-sale at the dates indicated.

	At December 31,
	2008		2007		2006
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Obligations of U.S. government agencies	$—	$—	$10,000	$10,016	$42,344	$41,878
State and political subdivisions	14,679	14,463	81,019	81,143	24,126	24,219
Corporate securities	11,124	10,578	—	—	4,017	4,015
	25,803	25,041	91,019	91,159	70,487	70,112
Private label residential mortgage related security	889	269	1,181	1,208	1,679	1,683
Private label commercial mortgage related securities	10,049	7,304	10,069	10,137	—	—
Agency residential mortgage related securities	257,990	262,109	193,112	193,800	157,690	156,637
Total mortgage related securities	268,928	269,682	204,362	205,145	159,369	158,320

Total securities	$294,731	$294,723	$295,381	$296,304	$229,856	$228,432

See Note 3 to the consolidated financial statements for a schedule that shows gross unrealized losses and fair value of securities, aggregated by security category and length of time that individual securities have been in a continuous realized loss position at December 31, 2008 and 2007.

At December 31, 2008, we had no investments in a single company or entity (other than state or U.S. Government-sponsored entity securities) that had an aggregate book value in excess of 10% of our equity at December 31, 2008.

At December 31, 2007, investments in state and political subdivisions included $60.0 million of Pennsylvania Higher Education Assistance Agency auction rate bonds.  The full balance of these bonds were sold at par value in the first quarter of 2008.

The following table sets forth the stated maturities and weighted average yields of investment securities at December 31, 2008. Weighted average yields on tax-exempt securities are not presented on a tax equivalent basis, as the amount would be immaterial. Certain mortgage related securities have adjustable interest rates and will reprice annually within the various maturity ranges. These repricing schedules are not reflected in the table below.

	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield
	(Dollars in thousands)
State and political subdivisions	$—	—	$1,574	5.05	$7,543	5.69	$5,346	5.92	$14,463	5.71
Corporate securities	6,776	3.81	3,802	5.56	—	—	—	—	10,578	4.48
	6,776		5,376		7,543		5,346		25,041

Private label residential mortgage related security	—	—	—	—	—	—	269	5.11	269	5.11
Private label commercial mortgage related securities	—	—	4,446	5.40	—	—	2,858	5.51	7,304	5.44
Agency residential mortgage related securities	956	5.18	2,573	4.86	13,173	5.13	245,407	5.12	262,109	5.12
Total mortgage related securities	956		7,019		13,173		248,534		269,682

Total securities	$7,732		$12,395		$20,716		$253,880		$294,723

Cash and Cash Equivalents.  Our primary source of short-term liquidity and is comprised of branch working cash, a reserve requirement account at the Federal Reserve, an account at the Federal Home Loan Bank of Pittsburgh and money market accounts. Cash and cash equivalents decreased $27.3 million for the year ended December 31, 2008 to fund loan growth during 2008.

Deposits.  Our primary source of funds is our deposit accounts, which are comprised of noninterest-bearing demand accounts, interest-bearing NOW accounts, money market accounts, savings accounts and certificates of deposit. These deposits are provided primarily by individuals and business within our market areas.  Deposits increased $22.9 million, or 3.9%, for the year ended December 31, 2008 primarily as a result of an increase in money market accounts of $50.7 million and noninterest-bearing demand accounts of $3.3 million.  The increase in money market accounts was the result of targeted promotional efforts to increase these balances.  The increase in noninterest-bearing demand accounts was a result of continued efforts to increase commercial deposit relationships through the efforts of our commercial lending and cash management teams.  These increases were offset by decreases in NOW accounts of $4.0 million, savings accounts of $2.8 million and certificates of deposits of $24.3 million.  All of these decreases were primarily a result of the highly competitive deposit market, which created a difficult climate for gathering deposits in a cost effective manner.

During 2007, our deposits decreased $11.0 million, or 1.8%, primarily as a result of decreases in NOW accounts of $11.4 million, savings accounts of $10.3 million and certificates of deposit of $12.1 million, offset by an increase in money market accounts of $20.8 million and noninterest-bearing demand accounts of $2.0 million.  The increase in money market accounts and the decrease in NOW accounts was a result of a successful promotion of the Bank’s money market tiered-rate product, which resulted in a certain level of NOW accounts being transferred to money market accounts.  The increase in noninterest-bearing demand accounts was a result of continued efforts to increase commercial deposit relationships.  The reduction in savings accounts and certificates of deposit were primarily a result of the highly competitive deposit market, which, when combined with the flat yield curve for the majority of 2007, created a difficult climate for gathering deposits in a cost effective manner.

The following table sets forth the balances of our deposit products at the dates indicated.

	At December 31,
	2008	2007	2006
	(In thousands)

Noninterest-bearing demand accounts	$46,716	$43,462	$41,429
NOW accounts	35,330	39,299	50,717
Money market accounts	101,295	50,568	29,770
Savings accounts	51,196	54,019	64,338
Certificates of deposit	373,935	398,212	410,280
Total	$608,472	$585,560	$596,534

The following table indicates the amount of jumbo certificates of deposit by time remaining until maturity at December 31, 2008.  Jumbo certificates of deposit require minimum deposits of $100,000.  We did not have any brokered deposits as of December 31, 2008.

Maturity Period at December 31, 2008	Jumbo Certificates of Deposits
(In thousands)
Three months or less	$11,209
Over three through six months	9,938
Over six through twelve months	14,150
Over twelve months	41,644
Total	$76,941

The following table sets forth the time deposits classified by rates at the dates indicated.

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

0.00 – 1.00%	$48	$—	$—
1.01 – 2.00%	12,503	—	—
2.01 – 3.00%	71,649	136	8,028
3.01 – 4.00%	123,267	83,262	160,416
4.01 – 5.00%	109,583	235,086	176,206
5.01 – 6.00%	40,148	62,478	45,852
6.01 – greater	16,737	17,250	19,778
Total	$373,935	$398,212	$410,280

The following table sets forth the amount and maturities of time deposits classified by rates at December 31, 2008.

	Amount Due
	Less Than One Year	More Than One Year to Two Years	More Than Two Years to Three Years	More Than Three Years	Total	Percent of Total Time Deposit Accounts
	(Dollars in thousands)
0.00 – 1.00%	$48	$—	$—	$—	$48	—%
1.01 – 2.00%	12,343	160	—	—	12,503	3.3
2.01 – 3.00%	65,182	6,222	228	17	71,649	19.2
3.01 – 4.00%	49,520	55,122	6,386	12,239	123,267	33.0
4.01 – 5.00%	53,529	7,647	10,755	37,652	109,583	29.3
5.01 – 6.00%	14,259	6,996	18,751	142	40,148	10.7
6.01 – greater	5,356	11,381	—	—	16,737	4.5
Total	200,237	87,528	36,120	50,050	373,935	100.0%

The following table sets forth time deposit activity for the periods indicated.

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Beginning balance	$398,212	$410,280	$449,286
Decrease before interest credited	(40,275)	(30,172)	(55,740)
Interest credited	15,998	18,104	16,734
Net decrease in time deposits	(24,277)	(12,068)	(39,006)
Ending balance	$373,935	$398,212	$410,280

Borrowings. We utilize borrowings from the Federal Home Loan Bank of Pittsburgh and two other large commercial banks to provide additional liquidity, aside from deposits, to fund our loans and investments. During the first and fourth quarters of 2008, when investment spreads were at near-high levels, the Bank implemented leverage strategies of $40.0 million and $20.0 million, respectively, which were funded by $60.0 million of Federal Home Loan Bank advances. Additionally, during 2008, we borrowed $6.4 million, net of principal amortizations, from the FHLB and $30.0 million in collateralized borrowings from a large commercial bank to fund the Bank’s loan growth.

Of the $100.0 million of outstanding borrowings at December 31, 2007, $80.0 million was borrowed from the Federal Home Loan Bank, $30.0 million of which was borrowed in 2001 and $50.0 million of which was borrowed in 2007, and $20.0 million was collateralized borrowings from a large commercial bank.

	Year Ended December 31,
	2008	2007	2006
	(Dollars in thousands)

Maximum amount of advances outstanding at any month end during the period	$196,379	$100,000	$30,000
Average advances outstanding during the period	149,008	36,644	30,000
Weighted average interest rate during the period	3.70%	4.64%	4.88%
Balance outstanding at end of period	$196,379	$100,000	$30,000
Weighted average interest rate at end of period	3.59%	3.87%	4.88%

Results of Operations for the Years Ended December 31, 2008, 2007 and 2006

Overview.

	Years Ended December 31,
	2008	2007	2006
	(Dollars in thousands)

Net income	$1,215	$1,930	$3,634
Return on average assets	0.14%	0.26%	0.49%
Return on average equity	1.00	1.54	4.59
Average equity to average assets	13.98	16.66	10.58

2008 vs. 2007.  Net income decreased $715,000 for 2008 compared to 2007.  The 2008 results included a provision for loan losses of $2.9 million, $1.9 million net of taxes,  compared to a provision for loan losses of $425,000, $280,000 net of taxes, for 2007.  The 2007 results included a gain on the sale of the Bank’s operations center of $577,000, net of taxes.

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

Net Interest Income.

2008 vs. 2007.  Net interest income increased $3.0 million, or 16.0%, for 2008.  The net interest margin was 2.59% for 2008 compared to 2.60% for 2007.  The increase in net interest income was primarily attributable to  an increase in the average balance of loans and mortgage related securities, offset by an increase in the average balance of FHLB borrowings and a decrease in the average balance of taxable securities.

Total interest income increased $4.8 million, or 11.8%, to $45.9 million for 2008, due primarily to a $5.6 million, or 22.3%, increase in interest and fees on loans, an increase of $5.0 million in interest on mortgage related securities, offset by a decrease of $4.0 million in other interest income and $2.0 million in interest on taxable investment securities.  Interest income on loans increased due to an increase in the average balance of $114.7 million, offset by a 31 basis point decrease in the yield on loans from 6.25% to 5.94%, primarily due to the lower interest rate environment.  Interest income on mortgage related securities increased due to an increase in the average balance of $98.8 million due to the Company’s leverage strategies.  The decrease in income on taxable securities was due to a decrease in the average balance of $32.2 million and a decrease in the average yield of 103 basis points.

Total interest expense increased $1.8 million, or 8.1%, to $24.1 million for 2008, due primarily to a $3.0 million increase in interest expense on Federal Home Loan Bank advances and an $881,000 increase in interest expense on other borrowed funds, offset by a decrease of $2.1 million in interest expense on deposits.  Interest expense on Federal Home Loan Bank advances and other borrowed funds increased primarily due to an increase in average borrowings of $112.4 million during 2008 as such borrowings were used to fund loan growth and leverage strategies throughout the year.  This was offset by a 97 basis point decrease in the average rate paid on FHLB borrowings.  The decreased deposit expense was due to a decrease in the average rate paid on total deposits of 41 basis points offset by an increase of $4.2 million in the average outstanding balance on interest bearing deposit accounts.

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

	Years Ended December 31,
	2008			2007			2006
		Interest			Interest			Interest
	Average	and	Yield/	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost	Balance	Dividends	Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Interest-earning demand deposits	$10,218	$131	1.28%	$81,864	$4,167	5.09%	$49,182	$2,573	5.23%
Money market funds	16,892	536	3.17%	806	40	4.96%	—	—	—
Mortgage related securities	246,811	12,356	5.01%	147,978	7,329	4.95%	184,558	8,035	4.35%
Taxable securities	29,334	1,240	4.23%	61,530	3,236	5.26%	100,271	3,893	0.04%
Nontaxable securities	15,350	613	3.99%	24,023	924	3.85%	23,427	934	3.99%
Loans:
Residential loans	238,858	13,550	5.67%	208,828	11,791	5.65%	218,397	12,134	5.56%
Commercial loans	203,391	13,048	6.31%	113,822	8,800	7.63%	56,863	4,808	8.34%
Consumer loans	76,545	4,410	5.76%	81,467	4,770	5.86%	84,704	4,800	5.67%
Total Loans	518,794	31,008	5.94%	404,117	25,361	6.25%	359,964	21,742	6.04%
Allowance for loan losses	(3,857)			(3,056)			(7,057)
Net loans	514,937	31,008		401,061	25,361		352,907	21,742
Total interest-earning assets	833,542	45,884	5.45%	717,262	41,057	5.68%	710,345	37,177	5.17%
Noninterest-earning assets	35,946			36,172			37,461
Total assets	$869,488			$753,434			$747,806
Liabilities and equity:
Interest-bearing liabilities:
NOW and money market deposit accounts	$109,499	$2,307	2.11%	$81,943	$1,997	2.44%	$90,129	$1,683	1.87%
Savings accounts	52,748	158	0.30%	59,160	424	0.72%	75,212	557	0.74%
Certificates of deposit	385,141	15,998	4.15%	402,120	18,105	4.50%	430,736	16,734	3.88%
Total interest-bearing deposits	547,388	18,463	3.37%	543,223	20,526	3.78%	596,077	18,974	3.18%
FHLB advances	122,145	4,635	3.73%	34,422	1,642	4.70%	30,000	1,485	4.88%
Other borrowed funds	26,863	963	3.53%	2,222	82	3.62%	—	—	0.00%
Total borrowings	149,008	5,598	3.70%	36,644	1,724	4.64%	30,000	1,485	4.88%
Total interest-bearing liabilities	696,396	24,061	3.44%	579,867	22,250	3.83%	626,077	20,459	3.27%
Noninterest-bearing deposits	46,044			43,036			36,245
Other noninterest-bearing liabilities	5,462			4,983			6,342
Total liabilities	747,902			627,886			668,664
Retained earnings	121,852			126,257			80,183
Accumulated comprehensive income	(266)			(709)			(1,041)
Total stockholder’s equity	121,586			125,548			79,142
Total liabilities and stockholders’ equity	$869,488			$753,434			$747,806

Net interest income		$21,823			$18,807			$16,718
Interest rate spread			2.01%			1.85%			1.90%
Net interest margin			2.59%			2.60%			2.33%
Average interest-earning assets to average interest-bearing liabilities			119.7%			123.7%			113.5%

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

	Year Ended December 31, 2008 Compared to Year Ended December 31, 2007			Year Ended December 31, 2007 Compared to Year Ended December 31, 2006
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Rate	Volume	Net	Rate	Volume	Net
	(In Thousands)
Interest and dividend income:
Interest-earning demand deposits	$(389)	$(3,647)	$(4,036)	$(116)	$1,710	$1,594
Loans:
Residential loans	63	1,696	1,759	189	(532)	(343)
Commercial loans	(2,677)	6,925	4,248	(824)	4,816	3,992
Consumer loans	(72)	(288)	(360)	153	(183)	(30)
Total loans	(2,686)	8,333	5,647	(482)	4,101	3,619
Money market funds	(302)	798	496	—	40	40
Mortgage related securities	132	4,895	5,027	887	(1,593)	(706)
Taxable securities	(303)	(1,693)	(1,996)	856	(1,513)	(657)
Nontaxable securities	23	(334)	(311)	(34)	24	(10)
Total interest-earning assets	(3,525)	8,352	4,827	1,111	2,769	3,880

Interest expense:
NOW and money market deposits	(362)	672	310	467	(153)	314
Savings accounts	(220)	(46)	(266)	(14)	(119)	(133)
Certificates of deposit	(1,343)	(764)	(2,107)	2,482	(1,111)	1,371
Total interest-bearing deposits	(1,925)	(138)	(2,063)	2,935	(1,383)	1,552

FHLB advances	(1,192)	4,185	2,993	(62)	219	157
Other borrowed funds	(25)	906	881	—	82	82
Total interest-bearing liabilities	(3,142)	4,953	1,811	2,873	(1,082)	1,791
Net change in interest income	$(383)	$3,399	$3,016	$(1,762)	$3,851	$2,089

Provision for Loan Losses.

2008 vs. 2007.  The Company recorded a provision for loan losses of $2.9 million in 2008 compared to $425,000 in 2007.  The increase in the provision was a result of: (1) downgrades to existing credits, primarily in the residential real estate development portfolio; (2) increases to loss factors for classified loans and the construction loan portfolio, which were a result of the significant deterioration in the economic environment primarily during the fourth quarter of 2008; and (3) the establishment of a specific reserve of $624,000 related to a $3.5 million construction loan collateralized by a residential housing development located in southern New Jersey.

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

Noninterest Income.  The following table shows the components of noninterest income for 2008, 2007 and 2006.

	Years Ended December 31,			$ Change	% Change	$ Change	% Change
	2008	2007	2006	2008/2007		2007/2006
	(In thousands)

Service charges and other fee income	$748	$842	$1,138	$(94)	(11.2)%	$(296)	(26.0)%
Net gain (loss) on sale of:
Securities available-for-sale	118	169	(17)	(51)	(30.2)%	186	(1094.1)%
Loans	10	78	199	(68)	(87.2)%	(121)	(60.8)%
Assets acquired through foreclosure	—	—	85	—	0.0%	(85)	(100.0)%
Premises and equipment	—	970	(59)	(970)	(100.0)%	1,029	(1744.1)%
Income on bank-owned life insurance	452	438	427	14	3.2%	11	2.6%
Other	77	199	300	(122)	(61.3)%	(101)	(33.7)%

Total Noninterest Income	$1,405	$2,696	$2,073	$(1,291)	(47.9)%	$623	30.1%

2008 vs. 2007.   Noninterest income decreased $1.3 million for 2008.  The decrease for 2008 was primarily due to $970,000 of gains on the sales of properties in 2007, which included a gain on the sale of the Bank’s operations center of $875,000 and a gain on sale of land of $97,000. Gains on sales of loans decreased by $68,000 in the twelve months ended December 31, 2008 when compared with the 2007 levels as the Company discontinued selling a high volume of residential mortgages during the second quarter of 2007.  Gains on sales of investments decreased $51,000 for the twelve months ended December 2008 as the Bank sold fewer securities in 2008. Other noninterest income decreased by $122,000 for the twelve months ended December 31, 2008, primarily as a result of the Bank receiving a reduced rate on the funds held at a third party check processor as well as the Bank discontinuing that relationship in the third quarter of 2008.    Finally, for 2008, the reduction in service charges and other fee income was primarily a result of the Bank recording a valuation allowance of $133,000 on its mortgage servicing rights, of which $102,000 was recorded in the three months ended December 31, 2008. This was due to a significant decrease in interest rates in the fourth quarter of 2008 for residential mortgages, resulting in assumed higher mortgage prepayments.

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

Noninterest Expense.  The following table shows the components of noninterest expense and the percentage changes for 2008, 2007 and 2006.

	Years Ended December 31,			$ Change	% Change	$ Change	% Change
	2008	2007	2006	2008/2007		2007/2006
	(In thousands)

Salaries, benefits and other compensation	$11,313	$9,949	$9,194	$1,364	13.7%	$755	8.2%
Occupancy expense	1,879	1,828	1,496	51	2.8%	332	22.2%
Furniture and equipment expense	899	940	1,060	(41)	(4.4)%	(120)	(11.3)%
Data processing costs	1,610	1,537	1,514	73	4.7%	23	1.5%
Professional fees	1,124	1,846	1,781	(722)	(39.1)%	65	3.6%
Marketing expense	463	645	621	(182)	(28.2)%	24	3.9%
FDIC premiums	176	84	796	92	109.5%	(712)	(89.4)%
Contribution to charitable foundation	—	—	1,500	—	0.0%	(1,500)	(100.0)%
Other	1,484	1,859	1,905	(375)	(20.2)%	(46)	(2.4)%

Total Noninterest Expense	$18,948	$18,688	$19,867	$260	1.4%	$(1,179)	(5.9)%

2008 vs. 2007.  In 2008, noninterest expense increased $260,000, or 1.4%.  The increase in noninterest expense for the twelve month period was primarily a result of increased salaries and benefits costs of $1.4 million associated with awards granted under the Company’s 2007 Equity Incentive Plan, final distributions from the Company’s terminated pension plan, costs associated with the opening of the Bank’s West Chester, Pennsylvania branch in October 2007 and the establishment of a regional lending group in Ocean City, New Jersey in March 2008, as well as annual merit increases.  Additionally, FDIC premiums increased $92,000 as the FDIC one-time credit was fully utilized during 2008.  We expect that our premiums will increase in 2009 (see “Regulation and Supervision — Insurance of Deposit Accounts”).  These increases were offset by: (1) a decrease in professional fees of $722,000 due to lower levels of Sarbanes-Oxley (“SOX”) compliance expenses and audit related costs as 2007 was the Company’s initial year of SOX compliance, and lower levels of legal costs primarily due to legal fees paid in the first quarter of 2007 in relation to the litigation with the Bank’s former Chief Executive Officer, which was settled in the fourth quarter of 2007; (2) a decrease in marketing expense of $182,000 due to reduced promotional offers and advertising; and (3) a decrease in other noninterest expense of $375,000 primarily due to the Company paying a settlement of $150,000 to its former Chief Executive Officer in the fourth quarter of 2007 and reductions in public company costs, insurance, and postage and freight as the Company continued its disciplined focus on reducing other expenses.

2007 vs. 2006.  In 2007, noninterest expense decreased $1.2 million, or 5.9%.  Salaries and benefit costs increased $755,000, primarily as a result of (1) a full year of expense associated with the hiring of a team of experienced commercial lenders and commercial credit staff in the spring of 2006, (2) four months of expenses, or $271,000, associated with the awards granted under the Company’s 2007 Equity Incentive Plan and (3) personnel expense associated with the Bank opening its eleventh full-service branch in West Chester, Pennsylvania in September 2007.  Occupancy expense increased $332,000 during the twelve months ended December 31, 2007, primarily as a result of the Company moving its operations center to a new location in the second quarter of 2007 and the opening of the Bank’s West Chester branch.  Furniture and equipment expense decreased $120,000 primarily a result of an increase in 2006 expense associated with adjustments made to certain assets useful lives. Professional fees increased by $65,000 primarily as a result of incremental costs associated with our first year of implementation of SOX controls and procedures, partially offset by lower legal costs associated with strategic initiatives performed in 2006. The remainder of the decrease in noninterest expense for the year was attributable to the $1.5 million contribution to the Fox Chase Bank Charitable Foundation in the third quarter of 2006 and a decrease of $712,000 in FDIC insurance premiums due to the lifting of the Bank’s Cease and Desist order by the Office of Thrift Supervision on June 28, 2006.

Income Taxes.

2008 vs. 2007. Income tax expense for 2008 was $165,000 compared to $460,000 for 2007. The decrease in 2008 was primarily due to a $1.0 million decrease in pre-tax income.  The effective tax rate for 2008 and 2007 was 12.0% and 19.2%, respectively.   The effective tax rate in 2008 was lower then the statutory federal tax rate of 34.0% primarily due to the Company having tax-exempt interest income of $613,000 and tax-exempt bank-owned life insurance income of $452,000.

2007 vs. 2006. Income tax expense for 2007 was $460,000 compared to $684,000 for 2006. The decrease in 2007 was primarily due to a $1.9 million decrease in pre-tax income.  The effective tax rate for 2007 and 2006 was 19.2% and 15.8%, respectively.   The effective tax rate in 2007 was lower then the statutory federal tax rate of 34.0% primarily due to the Company having tax-exempt interest income of $924,000 and tax-exempt bank-owned life insurance income of $438,000.  The twelve-month period ended December 31, 2006 included the Company’s reversal of a valuation allowance of $312,000 that it had established in prior periods for possible non-realizable deferred tax asset benefits associated with certain capital loss carryforwards.

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

Credit Risk Management.  Our strategy for credit risk management focuses on having well-defined credit policies and uniform underwriting criteria and providing prompt attention to potential problem loans.  Historically, this strategy also emphasizes the origination of one- to four-family mortgage loans, which typically have lower default rates than other types of loans and are secured by collateral that has historically tended to appreciate in value. Beginning in 2007, this strategy was expanded to include our credit management policies and underwriting criteria surrounding the commercial loan portfolio.

When a borrower fails to make a required loan payment, we take a number of steps to attempt to have the borrower cure the delinquency and restore the loan to current status. When the loan becomes 15 days past due, a late notice is generated and sent to the borrower.  A second notice is sent and phone calls are made ten days later. If payment is not received by the 30th day of delinquency, a further notification is sent to the borrower.  If payment is not received by the 45th day of delinquency for a loan on a Pennsylvania property or the 60th day of delinquency for a loan on a New Jersey property, a notice is sent to the borrower advising them that they have a specified period of time to cure their default before legal action begins.  If no successful workout can be achieved, after a loan becomes 90 days delinquent, we typically commence foreclosure or other legal proceedings. If a foreclosure action is instituted and the loan is not brought current, paid in full, or refinanced before the foreclosure sale, the real property securing the loan generally is sold at or subsequent to foreclosure. We also may consider loan workout arrangements with certain borrowers under certain circumstances.

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

Real estate that we acquire as a result of foreclosure or by deed-in-lieu of foreclosure are classified as foreclosed assets until it is sold. When property is acquired, it is initially recorded at the lower of its cost or market value, less estimate selling expenses. Holding costs and declines in fair value after acquisition of the property result in charges against income.

The following table provides information with respect to our nonperforming assets at the dates indicated.  We did not have any troubled debt restructurings at the dates presented.

	At December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands)

Nonaccrual loans:
One- to four-family	$1,503	$155	$284	$548	$1,442
Multi-family and commercial real estate	685	105	—	2,972	—
Construction	3,495	—	—	—	—
Consumer	167	—	—	—	—
Total	5,850	260	284	3,520	1,442

Accruing loans past due 90 days or more:
One- to four-family	—	559	—	—	—
Multi-family and commercial real estate	—	—	2,941	1,574	—
Total	—	559	2,941	1,574	—
Total of nonaccrual loans and accruing loans 90 days or more past due	$5,850	$819	$3,225	$5,094	$1,442

Real estate owned	—	—	—	107	—

Total nonperforming assets	$5,850	$819	$3,225	$5,201	$1,442

Total nonperforming loans and accruing loans past due 90 days or more to total loans	0.98%	0.18%	0.90%	1.36%	0.29%
Total nonperforming loans to total assets	0.63	0.10	0.43	0.65	0.16
Total nonperforming assets to total assets	0.63	0.10	0.43	0.67	0.16

At December 31, 2008, the largest nonaccrual loan was a $3.5 million construction loan collateralized by a residential housing development located in southern New Jersey.  At December 31, 2008, there were no accruing loans past due 90 days or more.  At December 31, 2007, accruing loans past due 90 days or more consisted of a $505,000 residential mortgage loan and a $54,000 home equity loan to one borrower.  The loans are secured by a residential property in the southern New Jersey shore area.

Interest income that would have been recorded for the year ended December 31, 2008 had nonaccruing loans been current according to their original terms was approximately $414,000.  Interest income included in net income for these loans for the year ended December 31, 2008 was $244,000.

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

The following table shows the aggregate amounts of our criticized and classified assets at the dates indicated.

	At December 31,
	2008	2007	2006
	(In thousands)

Special mention assets	$22,472	$1,648	$3,225
Substandard assets	8,800	559	5,764
Doubtful assets	200	—	—
Total criticized and classified assets	$31,472	$2,207	$8,989

At December 31, 2008, the Bank had one loan classified as doubtful in the amount of $200,000.  The loan is a commercial loan which is secured by a third lien position on commercial real estate located in a suburb of Philadelphia.  The Bank is uncertain as to its ability to collect on this loan.

At December 31, 2008, the Bank had eight loans totaling $8.8 million classified as substandard.  One of these loans is a $3.5 million construction loan collateralized by a residential housing development located in southern New Jersey and has a $624,000 specific loan loss reserve at December 31, 2008.  The second, a residential mortgage loan totaling $505,000 combined with a $54,000 home equity loan, both to one borrower, had a specific reserve of $145,000 at December 31, 2008.  The remaining five substandard loans are comprised of (1) a $1.8 million residential housing development located in southeast Pennsylvania, (2) a $1.7 million condominium project located in Philadelphia, Pennsylvania, (3) a $485,000 commercial real estate loan and $231,000 residential mortgage loans, both to one borrower, located in southern New Jersey and (4) $516,000 commercial real estate loan located in the New Jersey shore area.

At December 31, 2008, the Bank had 17 loans totaling $22.5 million of special mention loans.  Such amount is comprised of nine commercial real estate, construction and commercial loans totaling $21.6 million, six residential mortgage loans totaling $767,000 and two home equity loans totaling $113,000. At December 31, 2007, the Bank had two loans classified as substandard, one residential mortgage totaling $505,000 combined with a $54,000 home equity loan, both to one borrower, which the Bank recorded a specific reserve of $109,000 at December 31, 2007.  Special mention assets included $1.1 million of commercial real estate loans, $500,000 of residential mortgage loans and one $44,000 home equity loan.  The commercial real estate loans represent two separate borrowing relationships which the Bank believes the borrowers have adequate collateral to pay the loans upon liquidation. The residential mortgage loans were to four different borrowers. The Bank believes the borrowers have adequate collateral to pay the loans upon liquidation.

Other than as disclosed in the above tables, there are no other loans at December 31, 2008 that management has serious doubts about the ability of the borrowers to comply with the present loan repayment terms.

Delinquencies.  The following table provides information about delinquencies in our loan portfolio at the dates indicated.

	At December 31,
	2008		2007		2006
	30-59 Days Past Due	60-89 Days Past Due	30-59 Days Past Due	60-89 Days Past Due	30-59 Days Past Due	60-89 Days Past Due
	(In thousands)

Multi-family and commercial real estate	$766	$337	$953	$146	$—	$—
One- to four-family real estate	104	92	231	15	191	—
Consumer:
Home equity loans and lines of credit	63	83	—	53	23	24
Automobile	—	—	—	2	—	—
Total	$933	$512	$1,184	$216	$214	$24

At December 31, 2008, the Bank has $1.4 million of delinquent loans comprised of ten different loans, the largest being a $516,000 loan secured by commercial real estate in the New Jersey shore area. This amount of delinquencies is at the same level as December 31, 2007.

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

Specific Allowance Required for Identified Problem Loans.  We establish an allowance on certain identified problem loans based on such factors as: (1) the strength of the customer’s personal or business cash flows and personal guarantees; (2) the availability of other sources of repayment; (3) the amount due or past due; (4) the type and value of collateral; (5) the strength of our collateral position; (6) the estimated cost to sell the collateral; and (7) the borrower’s effort to cure the delinquency.  As of December 31, 2008, we had a specific reserve of $624,000 related to a $3.5 million construction loan collateralized by a residential housing development located in southern New Jersey and a $145,000 specific reserve on a $505,000 residential mortgage loan and a $54,000 home equity loan to one borrower which are secured by a residential property in southern New Jersey.  Total specific reserves at December 31, 2008 were $769,000.

General Valuation Allowance on the Remainder of the Loan Portfolio.  We establish a general allowance for loans (1) that are classified, but no specific reserve is considered necessary and (2) that are not classified, to recognize the inherent losses associated with lending activities. This general valuation allowance is determined by segregating the loans by loan category and assigning percentages to each category. The percentages are adjusted for significant factors that, in management’s judgment, affect the collectibility of the portfolio as of the evaluation date. These significant factors may include loss experience in particular segments of the portfolio, trends and absolute levels of classified and criticized loans, trends and absolute levels in delinquent loans, trends in risk ratings, trends in industry charge-offs by particular segments and changes in existing general economic and business conditions affecting our lending areas and the national economy.  These loss factors are subject to ongoing evaluation to ensure their relevance in the current economic environment. We perform this systematic analysis of the allowance on a quarterly basis.

The allowance for loan losses was influenced by several items in 2008. During the three months ended June 30, 2008, management refined its methodology for determining its loss factors for new commercial loans.  Under this methodology, management reviews and provides a loss factor for each individual new loan relationship.  Generally, management believes the risk of default on recently underwritten loans is relatively low at the time of origination. This is supported by the concept that the fair value of the loan at inception approximates its book value.  However, based on its industry experience, management believes the default risk on loans is initially low, increases with time, at some point moderating.  New commercial loans are reviewed on a quarterly basis, and loss reserve factors adjusted commensurate with assessed changes in the loan’s risk.  The increase in allowance also reflects: (1) an increase in specific reserves of $660,000 related to two borrowing relationships previously discussed. (2) $29.3 million increase in loans classified as doubtful, substandard or special mention, which loans receive a higher loss reserve factor than non-classified loans; and (3) increased loss factors for non-classified loans in the construction loan portfolio due to the deteriorating economic environment.

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

At December 31, 2008 our allowance for loan losses represented 1.05% of total loans and 107.0% of nonperforming loans.  At December 31, 2008 the allowance for loan losses was $6.3 million, of which $769,000 was specific reserves for identified loans and $5.5 million was a general valuation allowance for the loan portfolio. This compares to an allowance for loan losses of $3.4 million at December 31, 2007.  The increase in 2008 was substantially related to deterioration in the deterioration in the national and local economy, which had a significant impact on the residential housing market. The allowance for loan losses at December 31, 2008 represents application of loan loss policies, which comply with U.S. generally accepted accounting principles and all regulatory guidance.  The allowance for loan losses is impacted by the previously discussed levels of specific and general required valuation allowances.  As such reserve levels change, management will increase or decrease the allowance for loan losses as required to maintain adequate levels of reserves for losses inherent in its loan portfolio.

At December 31, 2007 our allowance for loan losses represented 0.75% of total loans and 412.2% of nonperforming loans.  At December 31, 2007 the allowance for loan losses was $3.4 million, of which $109,000 was specific reserves for identified loans and $3.3 million was a general valuation allowance for the loan portfolio.

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.  The attribution in the table of all of the allowance for loan losses to one-to four-family real estate loans in 2004 reflects former management’s:  (1) decision to evaluate loan losses for home equity loans and lines of credit in the same manner as one-to four-family loans because they were all collateralized by residential real estate; and (2) failure to adopt a risk rating system and update its allowance for loan losses analysis to account for the increase in multi-family and commercial real estate and construction loans that were originated in 2003 and 2004.  See “—Analysis and Determination of the Allowance for Loan Losses — Historical Practice.”

	At December 31,
	2008		2007		2006		2005		2004
	Amount	% of Loans in Category to Total Loans	Amount	% of Loans in Category to Total Loans	Amount	% of Loans in Category to Total Loans	Amount	% of Loans in Category to Total Loans	Amount	% of Loans in Category to Total Loans
	(Dollars in Thousands)
Real estate loans:
One- to four-family	$542	43.8%	$405	47.9%	$798	58.3%	$607	60.9%	$14,391	50.1%
Multi-family and commercial	2,220	26.2	1,245	16.9	784	12.4	2,544	8.8	—	17.2
Construction	2,449	10.9	872	10.3	318	3.2	4,640	8.3	—	18.5
Consumer loans:
Home equity	337	10.7	329	15.2	257	20.5	316	17.3	—	9.9
Automobile	8	0.1	18	0.1	37	0.3	46	0.3	—	0.4
Home equity lines of credit	9	1.9	5	2.1	38	2.9	—	4.3	—	3.6
Other	16	0.1	11	0.1	3	0.1	—	0.1	—	0.3
Commercial	577	6.3	486	7.4	446	2.3	18	—	—	—
Unallocated	102	—	5	—	268	—	178	—	—	—

Total allowance for loan losses	$6,260	100.0%	$3,376	100.0%	$2,949	100.0%	$8,349	100.0%	$14,391	100.0%

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

Analysis of Loan Loss Experience.  The following table sets forth an analysis of the allowance for loan losses for the periods indicated.

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands)

Allowance at beginning of period	$3,376	$2,949	$8,349	$14,391	$2,109
Charge-offs:
Consumer	19	2	8	17	—
Total charge-offs	19	2	8	17	—

Recoveries	3	4	2	—	—
Net charge offs (recoveries)	16	(2)	6	17	—
Provision (credit) for loan losses	2,900	425	(5,394)	(6,025)	12,282
Allowance at end of period	$6,260	$3,376	$2,949	$8,349	$14,391

Allowance for loan losses to nonperforming loans and troubled debt restructurings	107.0%	412.2%	91.4%	163.9%	998.0%
Allowance for loan losses to total loans at the end of the period	1.05	0.75	0.82	2.22	2.89
Net charge-offs (recoveries) to average loans outstanding during the period	—	—	—	—	—

Interest Rate Risk Management. We manage the interest rate sensitivity of our interest-bearing liabilities and interest-earning assets in an effort to minimize the adverse effects of changes in the interest rate environment.

As of December 31, 2008, we had $141.7 million of loans that were floating or adjustable rate.  Core deposits will typically reprice at the same rate as interest rates increase while certificates of deposits typically will reprice slower due to duration to maturity.  Due to our level of floating-rate loans and core deposits, we believe our earnings would not be negatively impacted by sharp  increases in interest rates.  As the Federal Funds rate is only 100 basis points at December 31, 2008, we do not believe that a sharp decrease in interest rates is likely.

To reduce the volatility of our earnings, we have sought to improve the match between asset and liability maturities and rates, while maintaining an acceptable interest rate spread. Our strategy for managing interest rate risk generally involves emphasizing the origination of shorter-term adjustable-rate loans, and investing in securities that have adjustable-rates or shorter terms. Additionally, we have focused on increasing money market deposit accounts, which provide greater pricing flexibility, as well as making efforts to extend maturities on certificates of deposit and wholesale borrowings to better match longer-term fixed rate assets. We currently do not participate in systemic hedging programs, interest rate swaps or other activities involving the use of derivative financial instruments, except that as of December 31, 2008, the Bank had one interest rate swap in the notional amount of $1.2 million to hedge a 15-year fixed rate loan which was earning interest at 7.43%.  The Bank is receiving a variable rate payment of three-month LIBOR plus 2.24% and will pay fixed rate payments of 7.43%. The swap matures in April 2022 and had a market value loss position of $236,000 and $60,000 at December 31, 2008 and 2007, respectively.

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

Net Portfolio Value Analysis. We use a net portfolio value analysis prepared by the Office of Thrift Supervision and an internally prepared model to review our level of interest rate risk.  Such analyses measure interest rate risk by computing changes in net portfolio value of our cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. Net portfolio value represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. These analyses assess the risk of loss in market risk-sensitive instruments in the event of a sudden and sustained 50 to 300 basis point increase or 50 and 100 basis point decrease in market interest rates with no effect given to any steps that we might take to counter the effect of that interest rate movement. Because of the low level of market interest rates, these analyses are not performed for decreases of more than 100 basis points.  The internal model differs from that prepared by the Office of Thrift Supervision as it assumes:  (1) slower prepayments for fixed-rate one- to four-family loans; and (2) a longer duration for transaction accounts.  Notwithstanding the different assumptions, the two models do not produce materially different results.

The following table, which is based on information that we provide to the Office of Thrift Supervision, presents the change in the net portfolio value of the Bank at September 30, 2008 (the latest date for which the information is available) that would occur in the event of an immediate change in interest rates based on Office of Thrift Supervision assumptions, with no effect given to any steps that we might take to counteract that change.

Basis Point (“bp”)	Net Portfolio Value			Net Portfolio Value as % of Portfolio Value of Assets
Change in Rates	Amount	Change	% Change	NPV Ratio	Change (bp)
	(Dollars in thousands)

300	$67,792	(38,297)	(36)%	7.99%	(371)
200	82,409	(23,680)	(22)	9.49	(222)
100	95,726	(10,363)	(10)	10.78	(93)
50	101,273	(4,816)	(5)	11.28	(42)
0	106,089			11.71
(50)	108,999	2,910	3	11.93	22
(100)	111,274	5,185	5	12.09	38

The decrease in our net portfolio value shown in the preceding table that would occur upon an increase in prevailing market interest rates and the increase in our net portfolio value that would occur upon a decrease in market rates reflects: (1) that a substantial portion of our interest earning assets are fixed-rate residential loans and fixed rate investment securities; and (2) the shorter duration of deposits, which reprice more frequently in response to changes in market interest rates.

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

Liquidity Management.   Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, wholesale borrowings, loan repayments and maturities and liquidation and sales of securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.

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

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. Cash and cash equivalents totaled $3.9 million at December 31, 2008. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $294.7 million at December 31, 2008.  In addition, at December 31, 2008, we had the ability to borrow a total of approximately $481.7 million from the Federal Home Loan Bank of Pittsburgh, of which we had $146.4 million outstanding.

At December 31, 2008, we had $91.8 million in loan commitments outstanding, which consisted of $800,000 of mortgage loan commitments, $23.9 million in home equity and consumer loan commitments, $67.1 million in commercial loan commitments and $3,000 standby letters of credit.  Certificates of deposit due within one year of December 31, 2008 totaled $200.2 million, representing 53.5% of certificates of deposit at December 31, 2008.  We believe the large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods in the current low interest rate environment. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2009. We believe, however, based on past experience, that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

The following table presents certain of our contractual obligations as of December 31, 2008.

	Payments Due by Period
Contractual Obligations	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
	(Dollars in thousands)

Operating lease obligations (1)	$1,702	$498	$929	$275	$—
FHLB advances and other borrowings (2)	238,197	16,260	61,237	32,221	128,479
Other long-term obligations (3)	7,443	1,651	3,131	2,661	—
Total	$247,342	$18,409	$65,297	$35,157	$128,479

(1)                      Represents lease obligations for the Bank’s operations center, one commercial loan production office and equipment.

(2)                      Includes principal and projected interest payments.

(3)                      Represents obligations to the Company’s third party data processing providers and other vendors. The Company renegotiated its third party data processing agreement during February 2009.  The new agreement has a term of five years from 2009 to 2013.

Our primary investing activities are the origination and sale of loans and the purchase and sale of securities. Our primary financing activities consist of activity in deposit accounts and borrowed funds. Deposit flows are affected by the overall levels of interest rates, the interest rates and products offered by us and our local competitors and other factors. We generally manage the pricing of our deposits to be competitive and to increase core deposit relationships. Occasionally, we offer promotional rates on certain deposit products to attract deposits.

The following table presents our primary investing and financing activities during the periods indicated.

	Year Ended December 31,
	2008	2007
	(In thousands)
Investing activities:
Loan originations	$(207,687)	$(193,870)
Other decreases in loans	82,182	134,091
Purchase of loan participations	(19,335)	(32,064)
Security purchases	(163,303)	(187,984)
Security sales	94,449	36,268
Security maturities, calls and principal repayments	68,893	86,128
Financing activities:
Increases (decreases) in deposits	22,912	(10,974)
Net increase in FHLB advances	66,379	50,000
Increase in other borrowings	30,000	20,000

Capital Management.  We have managed our capital to maintain strong protection for depositors and creditors. We are subject to various regulatory capital requirements administered by the Office of Thrift Supervision, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2008, we exceeded all of our regulatory capital requirements.  We are considered “well capitalized” under regulatory guidelines.  See “Regulation and Supervision—Regulation of Federal Savings Associations—Capital Requirements,” and “—Regulatory Capital Compliance” and the notes to the consolidated financial statements included in this Report.  In addition, due in part to its sufficient capital level, the Company did not participate in the U.S. Government sponsored Troubled Asset Relief Program (“TARP”).

We also will manage our capital for maximum stockholder benefit. The capital from the offering significantly increased our liquidity and capital resources. Over time, the initial level of liquidity has reduced as net proceeds from the stock offering were used for general corporate purposes, including the funding of lending activities. Our financial condition and results of operations have been enhanced by the capital from the offering, resulting in increased net interest-earning assets and net income. However, the large increase in equity resulting from the capital raised in the offering had, and for some period of time will have, an adverse impact on our return on equity. In the future, we may use capital management tools such as additional common stock repurchases and cash dividends.

Off-Balance Sheet Arrangements.  In the normal course of operations, we engage in a variety of financial transactions that, in accordance with U.S. generally accepted accounting principles, are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments, letters of credit and lines of credit. For information about our loan commitments and unused lines of credit, see note 12 of the notes to the consolidated financial statements. We currently have one hedge of a fixed-rate fifteen year $1.2 million loan, which provides for the Bank to receive variable rate funds and pay fixed rate funds. We currently have no additional plans to engage in hedging activities in the future.

For the years ended December 31, 2008 and 2007, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Impact of Recent Accounting Pronouncements

The information required by this item is included in Note 17 to the consolidated financial statements beginning on page F-2.

Effect of Inflation and Changing Prices

The financial statements and related financial data presented in this annual report have been prepared in accordance with U.S. generally accepted accounting principles, which require the measurement of financial condition and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time due to inflation. The primary impact of inflation on our operations is reflected in increased operating costs. Unlike most industrial companies, virtually all the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution’s performance than do general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

ITEM 7A.               QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this item is incorporated herein by reference to Item 7,  “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Interest Rate Risk Management.”

ITEM 8.                  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information required by this item is included herein beginning on page F-2.

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

No change in the Company’s internal control over financial reporting occurred during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

Management’s report on internal controls over financial reporting and KPMG LLP’s attestation report on management’s assessment of the Company’s internal controls over financial reporting included on pages F-1 and F-3 of  this Annual Report on Form 10-K.

ITEM 9B.               OTHER INFORMATION

None.

PART III

ITEM 10.                                              DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

For information relating to the directors of Fox Chase Bancorp, the section captioned “Items to be Voted on by Stockholders — Item 1 — Election of Directors” in Fox Chase Bancorp’s Proxy Statement for the 2009 Annual Meeting of Stockholders is incorporated herein by reference.

Executive Officers

For information relating to officers of Fox Chase Bancorp, see Part I, Item 1, “Business — Executive Officers of the Registrant” to this Annual Report on Form 10-K.

Compliance with Section 16(a) of the Exchange Act

For information regarding compliance with Section 16(a) of the Exchange Act, the cover page to this Annual Report on Form 10-K and the section captioned “Other Information Relating to Directors and Executive Officers - Section 16(a) Beneficial Ownership Reporting Compliance” in Fox Chase Bancorp’s Proxy Statement for the 2009 Annual Meeting of Stockholders are incorporated herein by reference.

Disclosure of Code of Ethics

For information concerning Fox Chase Bancorp’s code of ethics, the information contained under the section captioned “Corporate Governance and Board Matters - Code of Ethics and Business Conduct” in Fox Chase Bancorp’s Proxy Statement for the 2009 Annual Meeting of Stockholders is incorporated herein by reference.  A copy of the Company’s Code of Ethics and Business Conduct is available to stockholders on the Governance Documents portion of the Investors Relations section on Fox Chase Bancorp’s website at www.foxchasebank.com.

Corporate Governance

For information regarding the audit committee and its composition and the audit committee financial expert, the section captioned “Corporate Governance and Board Matters — Committees of the Board of Directors — Audit Committee” in Fox Chase Bancorp’s Proxy Statement for the 2009 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 11.               EXECUTIVE COMPENSATION

Executive Compensation

For information regarding executive compensation, the sections captioned “Compensation Discussion and Analysis,” “Executive Compensation” and “Corporate Governance and Board Matters - Director Compensation” in Fox Chase Bancorp’s Proxy Statement for the 2009 Annual Meeting of Stockholders are incorporated herein by reference.

Corporate Governance

For information regarding the compensation committee report, the section captioned “Report of the Compensation Committee” in Fox Chase Bancorp’s Proxy Statement for the 2009 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12.               SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

(a)                                  Security Ownership of Certain Beneficial Owners Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in Fox Chase Bancorp’s Proxy Statement for the 2009 Annual Meeting of Stockholders.

(b)                                 Security Ownership of Management Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in Fox Chase Bancorp’s Proxy Statement for the 2009 Annual Meeting of Stockholders.

(c)                                  Changes in Control

Management of Fox Chase Bancorp knows of no arrangements, including any pledge by any person or securities of Fox Chase Bancorp, the operation of which may at a subsequent date result in a change in control of the registrant.

(d)                                 Equity Compensation Plan Information

The following table sets forth information about the Company common stock that may be issued upon the exercise of stock options, warrants and rights under all of the Company’s equity compensation plans as of December 31, 2008.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	615,200	$12.22	104,107
Equity compensation plans not approved by security holders	—	—
Total	615,200	$12.22	104,107

ITEM 13.                                              CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

For information regarding certain relationships and related transactions, the sections captioned “Other Information Relating to Directors and Executive Officers — Policies and Procedures Governing  Related Persons Transactions” and “Transactions with Related Persons” in Fox Chase Bancorp’s Proxy Statement for the 2009 Annual Meeting of Stockholders is incorporated herein by reference.

Corporate Governance

For information regarding director independence, the section captioned “Corporate Governance and Board Matters — Director Independence” in Fox Chase Bancorp’s Proxy Statement for the 2009 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 14.               PRINCIPAL ACCOUNTANT FEES AND SERVICES

For information regarding the principal accountant fees and expenses the section captioned  “Audit-Related Matters — Audit Fees and Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of the Independent Registered Public Accounting Firm” in Fox Chase Bancorp’s Proxy Statement for the 2009 Annual Meeting of Stockholders is incorporated herein by reference.

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

(3)                                  Exhibits

No.	Description

3.1	Charter of Fox Chase Bancorp, Inc. (1)
3.2	Bylaws of Fox Chase Bancorp, Inc. (2)
4.1	Stock Certificate of Fox Chase Bancorp, Inc. (1)
10.1	*Form of Fox Chase Bank Employee Stock Ownership Plan and Trust Agreement (1)
10.2	*Fox Chase Bank 401(k) Profit-Sharing Plan and Trust (1)
10.3	*Employment Agreement between Thomas M. Petro, Fox Chase Bancorp, Inc. and Fox Chase Bank, as amended and restated
10.4	*Employment Agreement between Jerry D. Holbrook, Fox Chase Bancorp, Inc. and Fox Chase Bank, as amended and restated
10.5	*Employment Agreement between Keiron G. Lynch, Fox Chase Bancorp, Inc. and Fox Chase Bank, as amended and restated
10.6	*Employment Agreement between David C. Kowalek, Fox Chase Bancorp, Inc. and Fox Chase Bank, as amended and restated
10.7	*Change of Control Agreement between Richard J. Fuchs, Fox Chase Bancorp, Inc. and Fox Chase Bank, as amended and restated
10.8	*Fox Chase Bank Executive Long-Term Incentive Plan (1)
10.9	*Fox Chase Bank Employee Severance Compensation Plan, as amended and restated (1)
10.10	*Fox Chase Bancorp, Inc. 2007 Equity Incentive Plan (3)
10.11	*Employment Agreement between Roger S. Deacon, Fox Chase Bancorp, Inc. and Fox Chase Bank
21.0	List of Subsidiaries
23.1	Consent of KPMG LLP
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.0	Section 1350 Certification of Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer

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

(3)          Incorporated by reference in this document to the appendix to the Company’s Definitive Proxy Statement filed with the Securities and Exchange Commission on April 12, 2007.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, utilizing the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2008 is effective.

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

KPMG LLP, an independent registered public accounting firm, has audited the Company’s consolidated financial statements as of and for the year ended December 31, 2008, and the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, as stated in their reports, which are included herein.

/s/ Thomas M. Petro
Thomas M. Petro
President and Chief Executive Officer

/s/ Roger S. Deacon

Roger S. Deacon

Chief Financial Officer and Secretary

March 12, 2009

FOX CHASE BANCORP, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Fox Chase Bancorp, Inc.:

We have audited the accompanying consolidated statements of condition of Fox Chase Bancorp, Inc. and subsidiary (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fox Chase Bancorp, Inc. and subsidiary as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pensions and Other Post Retirement Plans,” effective December 31, 2006, and as discussed in Notes 14 and 17 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 159, “Fair Value Option for Financial Assets and Financial Liabilities,” effective January 1, 2008.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 12, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
Philadelphia, Pennsylvania
March 12, 2009

FOX CHASE BANCORP, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Fox Chase Bancorp, Inc.:

We have audited the internal control over financial reporting of Fox Chase Bancorp, Inc. and subsidiary (the Company) as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Fox Chase Bancorp, Inc. and subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of condition of the Company as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2008, and our report dated March 12, 2009 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Philadelphia, Pennsylvania
March 12, 2009

FOX CHASE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CONDITION (IN THOUSANDS, EXCEPT SHARE DATA)

	December 31,
	2008	2007

ASSETS

Cash and due from banks	$642	$3,307
Interest-earning demand deposits in other banks	3,302	7,968
Money market funds	—	20,000
Total cash and cash equivalents	3,944	31,275
Investment securities available-for-sale	25,041	91,159
Mortgage related securities available-for-sale	269,682	205,145
Loans, net of allowance for loan losses of $6,260 at December 31, 2008 and $3,376 at December 31, 2007	588,975	447,035
Federal Home Loan Bank stock, at cost	9,707	5,875
Bank-owned life insurance	12,214	11,762
Premises and equipment	13,705	14,466
Accrued interest receivable	3,721	3,360
Mortgage servicing rights	827	1,066
Deferred tax asset, net	1,869	410
Other assets	1,585	1,366
Total Assets	$931,270	$812,919

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES

Deposits	$608,472	$585,560
Federal Home Loan Bank advances	146,379	80,000
Other borrowed funds	50,000	20,000
Advances from borrowers for taxes and insurance	2,589	2,374
Accrued interest payable	727	504
Accrued expenses and other liabilities	1,883	2,110
Total Liabilities	810,050	690,548

STOCKHOLDERS’ EQUITY
Preferred stock ($.01 par value; 1,000,000 shares authorized, none issued and outstanding at December 31, 2008 and December 31, 2007)	—	—
Common stock ($.01 par value; 35,000,000 shares authorized, 14,679,750 shares issued and 14,066,559 shares outstanding at December 31, 2008 and 14,679,750 shares issued and 14,352,750 shares outstanding at December 31, 2007)	147	147
Additional paid-in capital	63,516	62,909
Treasury stock (at cost, 613,191 shares at December 31, 2008 and 327,000 shares at December 31, 2007)	(7,293)	(3,924)
Common stock acquired by benefit plans	(7,819)	(8,732)
Retained earnings	72,664	71,475
Accumulated other comprehensive income, net	5	496
Total Stockholders’ Equity	121,220	122,371

Total Liabilities and Stockholders’ Equity	$931,270	$812,919

The accompanying notes are an integral part of these consolidated financial statements.

FOX CHASE BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (IN THOUSANDS, EXCEPT PER SHARE DATA)

	Years Ended December 31,
	2008	2007	2006
INTEREST INCOME
Interest and fees on loans	$31,008	$25,361	$21,742
Interest on money market funds	536	40	—
Interest on mortgage related securities available-for-sale	12,356	7,329	8,035
Interest on investment securities available-for-sale:
Taxable	994	2,987	3,523
Nontaxable	613	924	934
Dividend income	246	249	370
Other interest income	131	4,167	2,573
Total Interest Income	45,884	41,057	37,177
INTEREST EXPENSE
Deposits	18,463	20,526	18,974
Federal Home Loan Bank advances	4,635	1,642	1,485
Other borrowed funds	963	82	—
Total Interest Expense	24,061	22,250	20,459
Net Interest Income	21,823	18,807	16,718
Provision (credit) for loan losses	2,900	425	(5,394)
Net Interest Income after Provision (Credit) for Loan Losses	18,923	18,382	22,112
NONINTEREST INCOME
Service charges and other fee income	748	842	1,138
Net gain (loss) on sale of:
Securities available-for-sale	118	169	(17)
Loans	10	78	199
Assets acquired through foreclosure	—	—	85
Premises and equipment	—	970	(59)
Income on bank-owned life insurance	452	438	427
Other	77	199	300
Total Noninterest Income	1,405	2,696	2,073
NONINTEREST EXPENSE
Salaries, benefits and other compensation	11,313	9,949	9,194
Occupancy expense	1,879	1,828	1,496
Furniture and equipment expense	899	940	1,060
Data processing costs	1,610	1,537	1,514
Professional fees	1,124	1,846	1,781
Marketing expense	463	645	621
FDIC premiums	176	84	796
Contribution to charitable foundation	—	—	1,500
Other	1,484	1,859	1,905
Total Noninterest Expense	18,948	18,688	19,867
Income Before Income Taxes	1,380	2,390	4,318
Income tax provision	165	460	684
Net Income	$1,215	$1,930	$3,634
Earnings per share (1):
Basic	$0.09	$0.14	$0.14
Diluted	$0.09	$0.14	$0.14

(1)       Due to the timing of the Bank’s reorganization into the mutual holding company form and the completion of the Company’s initial public offering on September 29, 2006, earnings per share information for the year ended December 31, 2006 is only for September 29, 2006 through December 31, 2006.

The accompanying notes are an integral part of these consolidated financial statements.

FOX CHASE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (IN THOUSANDS)

For the Years Ended December 31, 2008, 2007 and 2006

				Common		Accumulated
				Stock		Other
		Additional		Acquired		Comprehensive
	Common	Paid in	Treasury	by	Retained	Income/	Total
	Stock	Capital	Stock	Benefit Plans	Earnings	(Loss)	Equity
BALANCE - DECEMBER 31, 2005	$—	$—	$—	$—	$65,911	$(2,390)	$63,521
Sale of 6,395,835 shares of common stock in initial public offering, issuance of 8,148,915 to the mutual holding company and issuance of 135,000 to the charitable foundation	147	62,201					62,348
Common stock acquired by ESOP				(5,755)			(5,755)
Unallocated ESOP shares committed to employees		128		384			512
Shares allocated in long-term incentive plan		36					36
Adjustment to initially apply SFAS No. 158, net of tax						(98)	(98)
Net income					3,634		3,634
Other comprehensive income						1,447	1,447
BALANCE - DECEMBER 31, 2006	$147	$62,365	$—	$(5,371)	$69,545	$(1,041)	$125,645
Purchase of treasury stock, net			(3,924)				(3,924)
Purchase common stock held in trust				(3,745)			(3,745)
Stock based compensation expense		271					271
Unallocated ESOP shares committed to employees		114		384			498
Shares allocated in long-term incentive plan		159					159
Net income					1,930		1,930
Other comprehensive income						1,537	1,537
BALANCE - DECEMBER 31, 2007	$147	$62,909	$(3,924)	$(8,732)	$71,475	$496	$122,371
Purchase of treasury stock, net			(3,369)				(3,369)
Stock based compensation expense		950					950
Issuance of stock for vested equity awards		(503)		529	(26)		—
Unallocated ESOP shares committed to employees		56		384			440
Shares allocated in long-term incentive plan		104					104
Net income					1,215		1,215
Other comprehensive income						(491)	(491)
BALANCE - DECEMBER 31, 2008	$147	$63,516	$(7,293)	$(7,819)	$72,664	$5	$121,220

The accompanying notes are an integral part of these consolidated financial statements.

FOX CHASE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (IN THOUSANDS)

	Years Ended December 31,
	2008	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,215	$1,930	$3,634
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (credit) for loan losses	2,900	425	(5,394)
Depreciation	981	1,024	1,229
Net amortization of securities premiums and discounts	804	231	809
(Benefit) provision for deferred income taxes	(1,159)	(141)	997
Shares committed to be released to the ESOP	440	498	512
Shares earned in the long-term incentive plan	104	159	36
Stock based compensation expense	950	271	—
Pension plan settlement	137	—	—
Origination of loans held for sale	(3,197)	(6,764)	(21,774)
Proceeds from sales of loans held for sale	3,193	7,988	20,914
Net realized gains on sales of assets acquired through foreclosure and premises and equipment	—	(970)	(26)
Net (gain) loss on sales of securities	(118)	(169)	17
Net gain on sales of loans and loans held for sale	(10)	(78)	(199)
Earnings on investment in bank-owned life insurance	(452)	(438)	(427)
Decrease (increase) in mortgage servicing rights	239	111	(9)
Decrease (increase) in accrued interest receivable and other assets	(521)	626	250
Increase (decrease) in accrued interest payable, accrued expenses and other liabilities	(1)	79	(565)
Net Cash Provided by Operating Activities	5,505	4,782	4

CASH FLOWS FROM INVESTING ACTIVITIES
Net maturities of interest-earning time deposits in other banks	—	—	600
Equity investment in unconsolidated entity	—	(300)	—
Investment securities - available for sale:
Purchases	(18,488)	(96,264)	(28,418)
Proceeds from sales	72,398	36,268	17,205
Proceeds from maturities, calls and principal repayments	11,495	39,677	84,075
Mortgage related securities — available for sale:
Purchases	(144,815)	(91,720)	(31,789)
Proceeds from sale	22,051	—	—
Proceeds from maturities, calls and principal repayments	57,398	46,451	61,396
Net (increase) decrease in loans	(125,505)	(59,779)	12,209
Purchases of loan participations	(19,335)	(32,064)	—
Proceeds from sales of loans	—	—	4,000
Net increase in Federal Home Loan Bank stock	(3,832)	(1,453)	(276)
Increase in other investments	(120)	—	—
Purchases of premises and equipment	(231)	(2,609)	(1,422)
Proceeds from sales of premises and equipment and assets acquired through foreclosure	11	2,376	192
Net Cash (Used) Provided by Investing Activities	(148,973)	(159,417)	117,772

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	22,912	(10,974)	(85,773)
Increase (decrease) in advances from borrowers for taxes and insurance	215	112	(241)
Federal Home Loan Bank advances	70,000	50,000	—
Principal payments on Federal Home Loan Bank advances	(3,621)	—	—
Increase in other borrowings	30,000	20,000	—
Proceeds from stock issuance, net of conversion costs	—	—	62,348
Acquisition of stock for ESOP plan	—	—	(5,755)
Acquisition of stock for equity incentive plan	—	(3,745)	—
Purchase of treasury stock	(3,369)	(3,924)	—
Net Cash Provided (Used) by Financing Activities	116,137	51,469	(29,421)
Net (Decrease) Increase in Cash and Cash Equivalents	(27,331)	(103,166)	88,355
CASH AND CASH EQUIVALENTS — BEGINNING	31,275	134,441	46,086
CASH AND CASH EQUIVALENTS — ENDING	$3,944	$31,275	$134,441
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$23,838	$22,287	$20,363
Income taxes paid	$916	$319	$487
Transfers of loans to assets acquired through foreclosure	$—	$—	$—

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

The Bancorp’s primary business has been that of holding the common stock of the Bank and making a loan to the ESOP.   The Bancorp is authorized to pursue other business activities permissible by laws and regulations for savings and loan holding companies.

The Bancorp and the Bank (collectively referred to as the “Company”) provides a wide variety of financial products and services to individuals and businesses through the Bank’s eleven branches in Philadelphia, Richboro, Willow Grove, Warminster, Lahaska, Hatboro, Media and West Chester, Pennsylvania, and Ocean City, Marmora and Egg Harbor Township, New Jersey.  In February 2009, the Bank increased its ownership in Philadelphia Mortgage Advisors, a mortgage banker located in Blue Bell, Pennsylvania, from 20%, which was the Bank’s ownership percentage at December 31, 2008, to approximately 45%.  The operations of the Company are managed as a single business segment.  The Company competes with other financial institutions and other companies that provide financial services.

The Company is subject to regulations of certain federal banking agencies.  These regulations can and do change significantly from period to period.  The Company also undergoes periodic examinations by regulatory agencies which may subject it to further changes with respect to asset valuations, amounts of required loss allowances and operating restrictions resulting from the regulators’ judgments based on information available to them at the time of their examinations.

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

The Company follows accounting principles and reporting practices which are in compliance with U.S. generally accepted accounting principles (“GAAP”). The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation and realizability of deferred tax assets, the valuation of mortgage servicing rights and the evaluation of other than temporary impairment and valuation of investments.

FOX CHASE BANCORP, INC.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Risk and Uncertainties

In the normal course of its business, the Company encounters two significant types of risk: economic risk and regulatory risk.  There are three main components of economic risk: interest rate risk, credit risk and market risk.  The Company is subject to interest rate risk to the degree that its interest-bearing liabilities mature or reprice at different speeds, or on a different basis from its interest-earning assets.  The Company’s primary credit risk is the risk of defaults in the Company’s loan portfolio that result from borrowers’ inability or unwillingness to make contractually required payments.  The Company’s lending activities are concentrated in Southeastern Pennsylvania and Southern New Jersey.  The ability of the Company’s borrowers to repay amounts owed is dependent on several factors, including the economic conditions in the borrowers’ geographic regions and the borrowers’ financial conditions.   The Company also has credit risk related to the risk of defaults in its investment securities portfolio.  The ability of the Company’s investment securities to be fully realized depends on several factors, including the cash flows, credit enhancements and underlying structures of the individual investment securities. Market risk reflects changes in the value of the collateral underlying loans, the valuation of real estate held by the Company, and the valuation of loans held for sale, securities, mortgage servicing assets and other investments.

The Company is subject to the regulations of various government agencies.  These regulations may change significantly from period to period.  The Company also undergoes periodic examinations by regulatory agencies that may subject them to further changes with respect to asset valuations, amounts required for the allowance for loan losses and operating restrictions resulting from the regulators’ judgment based on information available to them at the time of their examination.

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks, interest-earning demand deposits in other banks and money market funds.  At times, such balances exceed the FDIC limits.

The Company accounts for cash accounts that are in a net overdraft position as a liability and reports changes in book overdraft positions in operating cash flows.

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

FOX CHASE BANCORP, INC.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Federal law requires a member institution of the Federal Home Loan Bank System to hold stock of its district Federal Home Loan Bank according to a predetermined formula.  The Company’s investment in FHLB of Pittsburgh stock is carried at cost and was $9.7 million at December 31, 2008, which represented 4.75% of our outstanding borrowings plus 0.75% of our uncommitted line.  During December 2008, the FHLB of Pittsburgh announced that it does not intend to pay a dividend on its common stock for the foreseeable future.  Additionally, the FHLB of Pittsburgh indicated it would not redeem any common stock associated with member advance repayments and that it may increase its individual member stock investment requirements. The FHLB of Pittsburgh is permitted to increase the amount of capital stock owned by the Company to 6.00% of a members advances, plus 1.50% of the unused borrowing capacity.  As of December 31, 2008 the Company’s maximum stock obligation was $14.0 million.

Loans Held for Sale

The Company originates mortgage loans for investment and for sale.  At origination, a mortgage loan is identified as either for sale or for investment.  Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or estimated fair value.  Net unrealized losses are recognized by charges to operations.  Cash payments and cash receipts resulting from acquisitions and sales of loans are classified as operating cash flows if those loans are acquired specifically for resale and are carried at fair value or the lower of cost or fair value. Cash receipts resulting from sales of loans that were not specifically acquired for resale are classified as investing cash inflows regardless of a change in the purpose for holding those loans.  As of the balance sheet dates the Bank did not hold any loans held for sale.

Mortgage Servicing Rights

Upon the sale of a residential mortgage loan where the Company retains servicing rights, a mortgage servicing right is recorded. GAAP requires that mortgage servicing rights on these loans be amortized into income over the estimated life of the loans sold using the interest method.  At each reporting period, such assets are subject to an impairment test.  The impairment test stratifies servicing assets based on predominant risk characteristics of the underlying financial assets.  The Company has stratified its mortgage servicing assets by date of sale, which approximates date of origination.

In conjunction with the impairment test, the Company records a valuation allowance when the fair value of the stratified servicing asset is less than amortized cost.  Subsequent changes in the valuation of the assets are recorded as either an increase or a reduction of the valuation allowance, however, if the fair value exceeds amortized cost, such excess will not be recognized.

FOX CHASE BANCORP, INC.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

The allowance for loan losses is maintained at a level representing management’s best estimate of known and inherent losses in the portfolio, based upon management’s evaluation of the portfolio’s collectibility.  Management’s evaluation is based upon an analysis of the size and composition of the loan portfolio, loss experience in particular segments of the portfolio, trends and absolute levels of nonperforming loans, trends and absolute levels of classified and criticized loans, trends and absolute levels in delinquent loans, trends in risk ratings, trends in industry charge-offs by particular segments and changes in existing general economic and business conditions affecting our lending areas and the national economy. While management uses the best information available to make its evaluations, such evaluations are highly subjective, and future adjustments to the allowance may be necessary if conditions differ substantially from the assumptions used in making the evaluations.  Current economic conditions have increased the uncertainty inherent in these estimates and assumptions.  In addition, various regulatory agencies periodically review the Company’s allowance for loan losses.  Such agencies may require the Company to recognize adjustments to the allowance, based on their judgments at the time of their examination.

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

FOX CHASE BANCORP, INC.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Assets Acquired Through Foreclosure

Real estate and other repossessed collateral acquired through a foreclosure or by a deed-in-lieu of foreclosure are classified as assets acquired through foreclosure.  Assets acquired through foreclosure are carried at the lower of cost or fair value, net of estimated selling costs.  Costs related to the development or improvement of a foreclosed property are capitalized; holding costs are charged to expense as incurred. The Company had no such assets as of December 31, 2008 and 2007.

Bank-Owned Life Insurance

The Company has invested in bank-owned life insurance (“BOLI”).  BOLI involves the purchasing of life insurance by the Company on a chosen group of employees and directors.  The Company is the owner and beneficiary of the policies.  This life insurance investment is carried at the cash surrender value of the underlying policies.  Income from the increase in cash surrender value of the policies is included in noninterest income in the consolidated statements of operations.  During 2008, the Company adopted Emerging Issues Task Force (“EITF”) Issue No. 06-4, “Accounting for Deferred Compensation and Postretirment Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.”  See Note 17 — Impact of Recent Accounting Pronouncements for further discussion.

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

On January 1, 2007, the Company adopted Financial Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes — an Interpretation of SFAS Statement No. 109”.  FIN 48 requires that the Company recognize a tax position if it is more likely than not that the tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  If the tax position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of the benefit to recognize and is measured at the largest amount of benefit that is

FOX CHASE BANCORP, INC.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

greater than 50% likely of being realized upon settlement. The Company has no material tax exposure matters that are accrued as of December 31, 2008 or 2007.   The Company’s policy is to account for interest as a component of interest expense and penalties as a component of other expense.   The Company adopted this statement in 2007 and there was no effect on its results of operations or financial position.

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

Fair Value of Financial Instruments

The Company measures the fair values of assets and liabilities in accordance with SFAS No. 157, “Fair Value Measurements,” and other related guidance. Generally, fair value is the price that a willing buyer and a willing seller would agree in other than a distressed sale situation. Because of the uncertainties inherent in determining fair value, fair value estimates may not be precise. Many of the fair value estimates are based on highly subjective judgments and assumptions made about market information and economic conditions. See Note 14 for a detailed discussion of fair value measurements and methodology used to determine fair value.

Pension Plan

SFAS No. 158, “Employers’ Accounting for           Defined Benefit Pension and Other Postretirement                                          Plans,” became effective as of December 31, 2006, and requires recognition of an asset or liability in the statement of condition reflecting the funded status of the Pension Plan with current year changes in the funded status recognized in other comprehensive income (loss), net.  SFAS No. 158 did not change the existing criteria for measurement of periodic benefit costs, plan assets or benefit obligations.  During 2008, the Bank terminated its pension plan.  See Note 9 for further details on the Bank’s pension plan.

Employee Stock Ownership Plan

The ESOP is accounted for in accordance with the provisions of Statement of Position No. 93-6, “Employer Accounting for Employee Stock Ownership Plans.”  The funds borrowed by the ESOP from the Bancorp to purchase shares of common stock in the Company’s initial public offering are being repaid from the Bank’s contributions over a period of 15 years.  The Bancorp’s common stock not yet allocated to participants is recorded as a reduction of stockholders’ equity at cost.  The Bancorp’s loan to the ESOP and the ESOP’s note payable are not reflected in the consolidated statements of condition.

Compensation expense for the ESOP is based on the average market price of the Company’s stock and is recognized as shares are committed to be released to participants. The note receivable and related interest income are included in the parent company financial statements presented in Note 18.

FOX CHASE BANCORP, INC.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock Based Compensation

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment,” which replaced SFAS No. 123, “Accounting for Stock-Based Compensation” and superseded APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R requires that all share-based payments to directors and employees, including grants of stock options and restricted stock awards, be recognized as compensation costs in the financial statements based on their fair values. The effective date of this statement for the Company was January 1, 2006.  We adopted this standard as required, in the accounting for the Long-Term Incentive Plan in 2006, which includes unvested shares (See Note 9). Employee stock options and restricted stock issued under the 2007 Equity Incentive Plan are being accounted for under SFAS No. 123R. See Note 10 for further details on the 2007 Equity Incentive Plan.

Per Share Information

The Company follows the provisions of SFAS No. 128, “Earnings Per Share.”  Basic earnings per share exclude dilution and is computed by dividing income available to common stockholders by the weighted-average common shares outstanding during the period.  Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock.  Unallocated shares in the ESOP (See Note 9), shares purchased to fund the 2007 Equity Incentive Plan (See Note 13) and treasury stock are not included in either basic or diluted earnings per share.

Earnings per share (“EPS”), basic and diluted, were $0.09 and $0.14 for the years ended December 31, 2008 and 2007, respectively.  Due to the timing of the Bank’s reorganization into the mutual holding company form of organization and the completion of the Company’s initial public offering on September 29, 2006, earnings per share information for the year ended December 31, 2006 is only from September 29, 2006 through December 31, 2006.

FOX CHASE BANCORP, INC.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The following table presents the reconciliation of the numerators and denominators of the basic and diluted EPS computations.

	Year Ended
	December 31,
	2008	2007	2006
Net income (for 2006, includes only the period from September 29,2006 to December 31, 2006)	$1,215,000	$1,930,000	$2,015,000

Weighted-average common shares outstanding	14,234,345	14,657,315	14,679,750
Average common stock acquired by stock benefit plans:
Unvested shares — long-term incentive plan	(25,091)	(38,161)	(36,381)
ESOP shares unallocated	(480,988)	(519,311)	(562,522)
Shares purchased by trust	(273,960)	(71,042)	—
Weighted-average common shares used
to calculate basic earnings per share	13,454,306	14,028,801	14,080,847
Dilutive effect of:
Unvested shares — long-term incentive plan	25,091	38,161	36,381
Restricted stock awards	7,903	1,858	—
Weighted-average common shares used to calculate diluted earnings per share	13,487,300	14,068,820	14,117,228

Earnings per share-basic	$0.09	$0.14	$0.14
Earnings per share-diluted	$0.09	$0.14	$0.14

Outstanding common stock equivalents having no dilutive effect	786,877	720,342	—

NOTE 2 — ADJUSTMENTS OF ACCOUNTING ERRORS IN 2006

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

FOX CHASE BANCORP, INC.

NOTE 3 - INVESTMENT AND MORTGAGE RELATED SECURITIES

The amortized cost and fair value of securities available-for-sale as of December 31, 2008 and 2007 are summarized as follows:

	December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)

State and political subdivisions	$14,679	$35	$(251)	$14,463
Corporate securities	11,124	4	(550)	10,578
	25,803	39	(801)	25,041

Private label residential mortgage related security	889	—	(620)	269
Private label commercial mortgage related securities	10,049	—	(2,745)	7,304
Agency residential mortgage related securities	257,990	4,442	(323)	262,109
Total mortgage related securities	268,928	4,442	(3,688)	269,682

Total securities	$294,731	$4,481	$(4,489)	$294,723

	December 31, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)

Obligations of U.S. government agencies	$10,000	$16	$—	$10,016
State and political subdivisions	81,019	126	(2)	81,143
	91,019	142	(2)	91,159

Private label residential mortgage related security	1,181	27	—	1,208
Private label commercial mortgage related securities	10,069	68	—	10,137
Agency residential mortgage related securities	193,112	983	(295)	193,800
Total mortgage related securities	204,362	1,078	(295)	205,145

Total securities	$295,381	$1,220	$(297)	$296,304

FOX CHASE BANCORP, INC.

NOTE 3 - INVESTMENT AND MORTGAGE RELATED SECURITIES (CONTINUED)

At December 31, 2007, obligations of U.S. government agencies included $10.0 million of investments in debt of the FHLB of Pittsburgh that are not backed by the full faith and credit of the U.S. government.  These investments were called in 2008.

At December 31, 2007, investments of state and political subdivisions included $60.0 million of Pennsylvania Higher Education Assistance Agency auction rate bonds.  These bonds were subject to a new auction on a 28-day basis, had a weighted average rate of 6.28% at December 31, 2007 and had a 40-year life with a contractual maturity of 2046 and 2047.  These investments were sold in 2008.

The following tables show gross unrealized losses and fair value of securities, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2008 and 2007:

	December 31, 2008
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)

State and political subdivisions	$8,645	$(251)	$—	$—	$8,645	$(251)
Corporate securities	9,214	(550)	—	—	9,214	(550)
	17,859	(801)	—	—	17,859	(801)

Private label residential mortgage related security	269	(620)	—	—	269	(620)
Private label commercial mortgage related securities	7,304	(2,745)	—	—	7,304	(2,745)
Agency residential mortgage related securities	16,217	(301)	717	(22)	16,934	(323)
Total mortgage related securities	23,790	(3,666)	717	(22)	24,507	(3,688)

Total securities	$41,649	$(4,467)	$717	$(22)	$42,366	$(4,489)

	December 31, 2007
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)

State and political subdivisions	$597	$(1)	$672	$(1)	$1,269	$(2)
Agency residential mortgage related securities	32,627	(78)	25,977	(217)	58,604	(295)

Total securities	$33,224	$(79)	$26,649	$(218)	$59,873	$(297)

FOX CHASE BANCORP, INC.

NOTE 3 - INVESTMENT AND MORTGAGE RELATED SECURITIES (CONTINUED)

Management evaluates securities for other-than-temporary impairment on a quarterly basis, and more frequently when economic or market concerns warrant. Management does not believe that any individual unrealized loss represented an other-than-temporary impairment at December 31, 2008. Management believes the temporary impairment on the securities classified as (a) state and political subdivisions, (b) corporate securities, (c) private label residential mortgage related security and (d) private label commercial mortgage related securities are directly related to unprecedented volatility and absence of liquidity in the fixed income markets. The temporary impairment on the agency residential mortgage related securities is directly related to changes in market interest rates.

Of the 78 securities with a temporary impairment at December 31, 2008, 60 have a rating of AAA.  The securities rated less than AAA are three corporate debt securities have a rating of A1 or higher, and 15 state or political subdivision securities have a rating of Baa1 or higher.

Securities that have been impaired greater than twelve months are agency residential mortgage related securities. The decline in fair value of these securities was deemed temporary due to positive factors supporting the recoverability of these securities and the Company’s ability and intent to hold these investments to recovery. Positive factors considered include timely principal payments and the financial health of the issuer.

The Company had one private label residential mortgage related security and three commercial mortgage related securities at December 31, 2008. The private label mortgage related security has a credit rating of AAA and its amortized cost was $889,000 and $1.2 million at December 31, 2008 and 2007, respectively. This security has an unrealized loss of $620,000 and an unrealized gain of $27,000 as of December 31, 2008 and 2007, respectively. Management believes the impairment on this security is temporary based on the cash flows, credit rating, credit enhancement, structure of the underlying security and management’s ability and intent to hold to recovery.

The commercial mortgage related securities each have a credit rating of AAA and an amortized cost of $10.0 million and $10.1 million at December 31, 2008 and 2007, respectively. The securities had a combined unrealized loss of $2.7 million and a combined unrealized gain of $68,000 at December 31, 2008 and 2007, respectively. Management believes the impairment on these securities is temporary based on the cash flows, credit rating, credit enhancement, structure of the underlying securities and management’s ability and intent to hold to recovery.

The Company evaluates current characteristics of each of these private label securities such as delinquency and foreclosure levels, credit enhancement, projected losses and coverage, and an analysis of the cash. It is possible that the underlying collateral of these securities will perform worse than current expectations, which may lead to adverse changes in cash flows on these securities and potential future other-than-temporary impairment losses. Events that may trigger material declines in fair values for these securities in the future would include but are not limited to deterioration of credit metrics, significantly higher levels of default and severity of loss on the underlying collateral, deteriorating credit enhancement and loss coverage ratios, or further illiquidity.

The amortized cost and estimated fair value of investment securities available-for-sale at December 31, 2008 by contractual maturity are as follows (excluding mortgage related securities):

	December 31, 2008
	Amortized Cost	Fair Value
	(In Thousands)

Due in one year or less	$6,913	$6,776
Due after one year through five years	5,782	5,376
Due after five years through ten years	7,551	7,543
Due after ten years	5,557	5,346
	$25,803	$25,041

FOX CHASE BANCORP, INC.

NOTE 3 - INVESTMENT AND MORTGAGE RELATED SECURITIES (CONTINUED)

Gross gains of $118,000, $169,000 and $0 and gross losses of $0, $0 and $17,000 were realized on sales of securities during the years ended December 31, 2008, 2007 and 2006, respectively.

Securities with a carrying value of $4.3 million and $5.0 million at December 31, 2008 and 2007, respectively, were pledged to secure public deposits and for other purposes as required or permitted by law.

Securities with a carrying value of $60.0 million at December 31, 2008 were pledged as collateral for $50 million in borrowed funds. See Note 8.

NOTE 4 - LOANS

The composition of net loans at December 31, 2008 and 2007 is provided below (in thousands).

	December 31,
	2008	2007
Real estate loans:
One-to-four family	$260,833	$215,817
Multi-family and commercial	155,564	76,287
Construction	65,002	46,471

	481,399	338,575

Consumer loans:
Home equity	63,987	68,431
Automobile	262	565
Home equity lines of credit	11,486	9,642
Other	351	106

	76,086	78,744

Commercial loans	37,371	33,356

Total loans	594,856	450,675

Deferred loan origination cost (fees), net	379	(264)
Allowance for loan losses	(6,260)	(3,376)

Net loans	$588,975	$447,035

The Company had approximately $91.4 million and $30.8 million of commercial mortgage and construction loans concentrated in the Southern New Jersey shore area at December 31, 2008 and 2007, respectively.  Other than the commercial mortgage and construction loans in Southern New Jersey, a majority of the Company’s loans are in the geographic areas near the Company’s branches in Southeastern Pennsylvania and New Jersey.

The Company reclassified $18,000 and $21,000 of deposit accounts that were overdrawn to other consumer loans as of December 31, 2008 and 2007, respectively.

FOX CHASE BANCORP, INC.

NOTE 4 — LOANS (CONTINUED)

The following table presents changes in the allowance for loan losses (in thousands):

	Years Ended December 31,
	2008	2007	2006

Balance, beginning	$3,376	$2,949	$8,349
Provision (credit) for loan losses	2,900	425	(5,394)
Loans charged off	(19)	(2)	(8)
Recoveries	3	4	2

Balance, ending	$6,260	$3,376	$2,949

The recorded investment in impaired loans requiring an allowance for loan losses was $6.4 million at December 31, 2008 and $559,000 at December 31, 2007.  The related allowance for loan losses associated with these loans was $1.0 million at December 31, 2008 and $109,000 at December 31, 2007.  For the years ended December 31, 2008, 2007 and 2006, the average recorded investment in these impaired loans was $6.6 million, $47,000 and $2.5 million, respectively.  The interest income recognized on these impaired loans was $244,000, $30,000 and $631,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

Loans on which the accrual of interest has been discontinued amounted to $5.9 million at December 31, 2008 and $260,000 at December 31, 2007. If interest on such loans had been recorded in accordance with contractual terms, interest income would have increased by $170,000, $13,000 and $10,000 in 2008, 2007 and 2006, respectively. There were no loans past due 90 days or more and still accruing interest at December 31, 2008.  There were two loans past due 90 days or more totaling $559,000 still accruing interest at December 31, 2007.  There were no loans classified as troubled debt restructurings as of December 31, 2008 and 2007.

As of December 31, 2008, the Bank had one interest rate swap in the notional amount of $1.2 million to hedge a 15-year fixed rate loan, which was earning interest at 7.43%.  The Company is receiving a variable rate payment of three-month LIBOR plus 2.24% and will pay fixed rate payments of 7.43%. The swap matures in April 2022 and had a market value loss position of $236,000 at December 31, 2008.

FOX CHASE BANCORP, INC.

NOTE 5 — MORTGAGE SERVICING ACTIVITY

Loans serviced for others are not included in the accompanying consolidated statements of condition.  The unpaid principal balances of these loans were $109.6 million at December 31, 2008, $118.1 million at December 31, 2007, and $130.3 million at December 31, 2006.  The Company received fees, net of amortization, from the servicing of loans of $183,000, $210,000 and $249,000 during 2008, 2007 and 2006, respectively.

The following summarizes mortgage-servicing rights for the years ended December 31, 2008, 2007 and 2006 (in thousands):

	Years Ended December 31,
	2008	2007	2006

Balance, beginning	$1,066	$1,177	$1,168
Mortgage servicing rights capitalized	—	1	140
Mortgage servicing rights amortized	(106)	(112)	(131)
Valuation allowance	(133)	—	—

Balance, ending	$827	$1,066	$1,177

The estimated amortization expense of amortizing mortgage servicing rights for each of the five succeeding fiscal years after December 31, 2008 is as follows (in thousands):

2009	$(221)
2010	(166)
2011	(123)
2012	(90)
2013	(66)
Thereafter	(161)
Total	$(827)

As of December 31, 2008 and 2007, the fair value of the mortgage servicing rights (“MSRs”) was $836,000 and $1.3 million, respectively.  The fair value of the MSRs for these periods was determined using a third-party valuation model that calculates the present value of estimated future servicing income. The model incorporates assumptions that market participants use in estimating future net servicing income, including estimates of prepayment speeds and discount rates.  Mortgage loan prepayment speed is the annual rate at which borrowers are forecasted to repay their mortgage loan principal and is based on historical experience and current interest rates. The discount rate used to determine the present value of future net servicing income - another key assumption in the model - is the required rate of return the market would expect for an asset with similar risk. Both assumptions can, and generally will, change quarterly valuations as market conditions and interest rates change.

During 2008, the Bank recorded a total valuation allowance of $133,000 on its MSRs, which was due to a significant decrease in interest rates for residential mortgages during the year resulting in assumed higher mortgage prepayments.

FOX CHASE BANCORP, INC.

NOTE 6 - PREMISES AND EQUIPMENT

The components of premises and equipment at December 31, 2008 and 2007 were as follows (in thousands):

	December 31,
	2008	2007

Land	$5,164	$5,164
Buildings	13,262	13,257
Leasehold improvements	174	164
Furniture, fixtures and equipment	4,829	4,774
	23,429	23,359
Less: accumulated depreciation	(9,724)	(8,893)
Premises and Equipment, net	$13,705	$14,466

During 2007, the Company sold its operations center premises and recorded a pre-tax gain of $874,000.

Land at December 31, 2008 and 2007 includes an investment in a property in Absecon, New Jersey in the amount of $1,957,000.

As of December 31, 2008, the Company leased space for an operations center in Blue Bell, Pennsylvania, a branch location in Media, Pennsylvania and certain office equipment. The leases are accounted for as operating leases.  The Blue Bell lease expires in July 2012 and, upon expiration, the Company has the option to extend the lease for an additional five-year period at the then prevailing market rate.  The following rental expenses were included in the Company’s financial statements (in thousands):

	2008	2007	2006
Office rent	$477	$401	$96
Equipment lease	28	23	12
	$505	$424	$108

The following table shows the minimum future rental payments under non-cancelable leases for property and equipment at December 31, 2008 (in thousands):

2009	$498
2010	468
2011	461
2012	275
2013	—

FOX CHASE BANCORP, INC.

NOTE 7 - DEPOSITS

The weighted average interest rate and balance of deposits at December 31, 2008 and 2007 consist of the following (dollars in thousands):

	December 31,
	2008		2007
	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate	Amount

Non-interest bearing demand accounts	—%	46,716	—%	$43,462
NOW accounts	1.13	35,330	1.70	39,299
Money market accounts	2.01	101,295	3.13	50,568
Savings and club accounts	0.25	51,196	0.65	54,019
Certificates of deposit	3.96	373,935	4.71	398,212

	2.86%	$608,472	3.64%	$585,560

The scheduled maturities of certificates of deposit for periods subsequent to December 31, 2008 are as follows (in thousands):

December 31,
2008

2009	$200,237
2010	87,528
2011	36,120
2012	19,280
2013	17,146
Thereafter	13,624

$373,935

A summary of interest expense on deposits for the years ended December 31, 2008, 2007 and 2006 is as follows (in thousands):

	2008	2007	2006

NOW accounts	$455	$732	$1,104
Money market accounts	1,852	1,266	579
Savings and club accounts	158	424	557
Certificates of deposit	15,998	18,104	16,734

	$18,463	$20,526	$18,974

FOX CHASE BANCORP, INC.

NOTE 7 — DEPOSITS (CONTINUED)

The aggregate amount of certificates of deposit with a minimum denomination of $100,000 was $76,941,000 and $77,264,000 at December 31, 2008 and 2007, respectively. In general, deposits in excess of $100,000 are not insured by the Federal Deposit Insurance Corporation (FDIC).  However, during October 2008, the FDIC passed a temporary provision in which all deposits up to $250,000 will be insured until December 31, 2009.

NOTE 8 — BORROWINGS

The following is a summary of borrowed funds by type:

			Maximum
			Amount		Weighted
			Outstanding	Average	Average
		Weighted	at Month	Amount	Interest
	Balance	Average	End	Outstanding	Rate
	at End of	Interest	During the	During the	During the
	Year	Rate	Year	Year	Year
	(Dollars in thousands)
2008
FHLB advances	$146,379	3.64%	$146,379	$122,145	3.73%
Other borrowed funds	50,000	3.42	50,000	26,863	3.53%

2007
FHLB advances	$80,000	3.94%	$80,000	$34,422	4.70%
Other borrowed funds	20,000	3.60	20,000	2,222	3.62%

Federal Home Loan Bank Advances

Advances from the FHLB of Pittsburgh with rates ranging from 2.26% to 4.89% are due as follows:

		Weighted
		Average
	Amount	Rate
	(Dollars in Thousands)

2009	$5,000	2.26%
2010	10,000	2.84%
2011	30,000	4.88%
2012	—
2013-2018	101,379	3.42%
	$146,379

FOX CHASE BANCORP, INC.

NOTE 8 — BORROWINGS (CONTINUED)

Pursuant to collateral agreements with the FHLB, advances are secured by qualifying first mortgage loans, qualifying fixed-income securities, FHLB stock and an interest-bearing demand deposit account with the FHLB. As of December 31, 2008, the Bank has $175.7 million in qualifying collateral pledged against its advances.

Maturity Date	Interest Rate	Strike Rate	Call Date	Amount
				(in thousands)

December 2009	2.26%			$5,000
February 2010	2.84%			10,000
August 2011	4.89%	7.50%	February 2009	20,000
August 2011	4.87%	7.50%	February 2009	10,000
July 2013	4.10%			9,904
December 2013	2.80%		December 2010	5,000
January 2015	3.49%			26,475
December 2015	3.06%		December 2011	5,000
November 2017	3.62%		November 2010	15,000
November 2017	3.87%		November 2011	15,000
December 2017	2.83%		March 2009	20,000
December 2018	3.15%		December 2012	5,000

				$146,379

For the borrowings that contractually mature in August 2011, if three-month LIBOR is greater than or equal to the Strike Rate, the FHLB can notify the Bank of its intention to convert the borrowing to an adjustable-rate advance equal to three-month LIBOR (1.43% at December 31, 2008) plus .2175% on a quarterly basis. The Bank has the option to repay these advances at each of the option dates without penalty. Accordingly, the contractual maturities above may differ from actual maturities.

The borrowing that contractually matures in December 2013 may be called by the FHLB on the call date disclosed in the above table. If the borrowing is called, the Bank has the option to either pay off the borrowing without penalty or the borrowing’s fixed rate resets to a variable rate of three-month LIBOR plus 1.04%. Subsequent to the call date, the borrowings are callable by the FHLB quarterly.  Accordingly, the contractual maturities above may differ from actual maturities.

The borrowing that contractually matures in December 2015 may be called by the FHLB on the call date disclosed in the above table. If the borrowing is called, the Bank has the option to either pay off the borrowing without penalty or the borrowing’s fixed rate resets to a variable rate of three-month LIBOR plus 1.12%. Subsequent to the call date, the borrowings are callable by the FHLB quarterly.  Accordingly, the contractual maturities above may differ from actual maturities.

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

FOX CHASE BANCORP, INC.

NOTE 8 — BORROWINGS (CONTINUED)

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

The borrowing that contractually matures in December 2018 may be called by the FHLB on the call date disclosed in the above table. If the borrowing is called, the Bank has the option to either pay off the borrowing without penalty or the borrowing’s fixed rate resets to a variable rate of three-month LIBOR plus 1.14%. Subsequent to the call date, the borrowings are callable by the FHLB quarterly.  Accordingly, the contractual maturities above may differ from actual maturities.

The Bank has a maximum borrowing capacity with the Federal Home Loan Bank of Pittsburgh of approximately $481.7 million at September 30, 2008, the latest date for which information is available.

As a member of the FHLB of Pittsburgh, the Bank is required to acquire and hold shares of capital stock in the FHLB of Pittsburgh in an amount of at least equal to 4.75% of its advances from the FHLB of Pittsburgh, plus 0.75% of the unused borrowing capacity.  The Bank was in compliance with this requirement with a stock investment in the FHLB of Pittsburgh of $9.7 million at December 31, 2008.

During December 2008, the FHLB of Pittsburgh announced that it does not intend to pay a dividend on its common stock for the foreseeable future.  Additionally, the FHLB of Pittsburgh indicated it would not redeem any common stock associated with member advance repayments and that it may increase its individual member stock investment requirements. The FHLB of Pittsburgh is permitted to increase the amount of capital stock owned by the Company to 6.00% of a member’s advances, plus 1.50% of the unused borrowing capacity.  As of December 31, 2008 the Company’s maximum stock obligation was $14.0 million.

Other Borrowed Funds

Other borrowed funds obtained from large commercial banks totaled $50.0 million at December 31, 2008.  These borrowings contractually mature with dates ranging from November 2014 thru November 2018 and may be called by the lender based on the underlying agreements.  Subsequent to the call date, these borrowings are callable by the lender quarterly. Accordingly, the contractual maturities above may differ from actual maturities.

Maturity	Interest
Date	Rate	Call Date	Amount
			(in thousands)
November 2014	3.60%	November 2009	$20,000
September 2018	3.40%	September 2012	10,000
September 2018	3.20%	September 2012	5,000
October 2018	3.15%	October 2011	5,000
October 2018	3.27%	October 2011	5,000
November 2018	3.37%	November 2013	5,000
			$50,000

Mortgage backed securities with a fair value of $60.0 million at December 31, 2008 were pledged as collateral for these other borrowed funds.

FOX CHASE BANCORP, INC.

NOTE 9 — EMPLOYEE BENEFITS

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

The assets of the Bank’s defined benefit plan were held by a trustee and invested in mutual funds and cash equivalents.  For the years ended December 31, 2007 and 2006, the composition of the funds was 0% and 33.0%, respectively, in mutual funds and 100.0% and 67.0%, respectively, in cash. The plan had no assets at December 31, 2008.  Certain cash equivalents were held in deposit accounts at the Bank.  The investment strategy of the Plan was to maintain an adequate return, while meeting the liquidity needs of the Plan.  The benefits were based on each employee’s years of service and the average of the highest three or five consecutive annual salaries.  An employee becomes fully vested upon completion of five years of qualifying service.

Effective December 31, 2006, the Bank adopted SFAS Statement No. 158, “Employers’ Accounting for Defined Benefit Pensions and Other Post Retirement Plans.”

The following tables provide a roll forward of the changes in benefit obligations and plan assets for the most recent two years:

Change in benefit obligation:	2008	2007
	(In Thousands)

Net benefit obligation at beginning of year	$2,643	$2,389
Interest cost	67	120
Actuarial loss	160	134
Benefits paid	(2,870)	—
Net benefit obligation at end of year	$—	$2,643

Change in plan assets:	2008	2007
	(In Thousands)

Fair value of plan assets at beginning of year	$2,407	$2,302
Actual return on plan assets	31	105
Employer contributions	432	—
Benefits paid	(2,870)	—
Fair value of plan assets at end of year	$—	$2,407

The fair value of plan assets included deposits held at the Bank of $0 and $407,000 at December 31, 2008 and 2007, respectively.

FOX CHASE BANCORP, INC.

NOTE 9 — EMPLOYEE BENEFITS (CONTINUED)

The following table provides a reconciliation of benefit obligations, plan assets and funded status of the plans:

	2008	2007
	(In Thousands)

Fair value of plan assets end of year	$—	$2,407
Net benefit obligation at end of year	—	2,643
	—
Funded Status (plan assets less plan obligations)	—	$(236)
Net amount recognized in the statement of condition	—	$(236)
Amounts recognized in stockholders’ equity:
Net actuarial loss	$—	$(139)
Deferred tax asset	—	47
Amount recognized in accumulated other comprehensive loss	$—	$(92)

The following is a summary of significant actuarial assumptions (weighted average basis) at December 31, 2008, 2007 and 2006:

	2008	2007	2006

Discount rate	n/a	5.00%	5.00%
Expected long-term rate of return on plan assets	n/a	5.25	5.25
Rate of compensation increase	n/a	—	—

The Bank determined the long-term rate of return on plan assets based on current and expected asset allocations as well as historical returns and current market conditions.  The discount rate assumptions were based on the short-term plan cash outflows associated with the planned liquidation in 2008 and were not applicable after settlement.

The following table sets forth the components of the defined benefit plan costs for the years presented:

	2008	2007	2006
	(In Thousands)

Service cost	$—	$—	$—
Interest cost	67	120	121
Return on plan assets	(31)	(105)	(204)
Amortization of unrecognized net actuarial loss	160	143	49
Settlement loss	137	—	—
Net periodic benefit costs (income) reported in salaries, benefits and other compensation expense	$333	$158	$(34)

FOX CHASE BANCORP, INC.

NOTE 9 — EMPLOYEE BENEFITS (CONTINUED)

401(k) Plan

The Bank also has a 401(k) retirement plan covering all employees meeting certain eligibility requirements.  Employees may contribute a percentage of their salary to the Plan each year, subject to limitations which are set by law.  The Bank matches a portion of each employee contribution and also may make discretionary contributions, based on the Bank’s performance.  The Bank provides a matching contribution equivalent to 33% of the first 6% of the contribution made by an employee.  The Bank’s matching contribution rate changed as of January 1, 2006 from 25% to 33%.  The Bank’s contributions to the plan on behalf of its employees resulted in an expenditure of $115,000, $83,000 and $94,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

Employee Stock Ownership Plan

The ESOP is a tax-qualified plan designed to invest primarily in the Bancorp’s common stock that provides employees meeting certain eligibility requirements with the opportunity to receive a funded retirement benefit, based primarily on the value of the Bancorp’s common stock.  The ESOP purchased 575,446 shares of common stock in the Bancorp’s minority stock offering at a price of $10.00 per share with the proceeds of a loan from the Bancorp to the ESOP.  The outstanding loan principal balance at December 31, 2008 and 2007 was $4,790,000 and $5,019,000, respectively.

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

At December 31, 2008, there were a total of 115,089 ESOP shares committed to employees, representing 38,363 shares allocated and committed to be released in each of the years ended December 31, 2008, 2007 and 2006. ESOP shares that were unallocated at December 31, 2008 totaled 460,357 and had a fair market value of $5,064,000.  ESOP compensation expense for the years ended December 31, 2008, 2007 and 2006 was $440,000, $498,000 and $512,000, respectively, representing the average fair market value of shares allocated or committed to be released during the year.

Long-Term Incentive Plan

The Bank maintains the Fox Chase Bank Executive Long-Term Incentive Plan (the “Incentive Plan”) to retain and attract key officers who contribute to the financial and business success of the Bank.  On an annual basis, the Board of Directors considers granting a long–term incentive award for the President and Chief Executive Officer of the Bank and the President and Chief Executive Officer recommends the incentive award amounts for each eligible employee.  Substantially all of the awards vest over a five-year period with 60% of the award vesting on the third anniversary of the plan year to which the award was granted, 80% on the fourth anniversary and 100% on the fifth anniversary, unless otherwise determined by the Board of Directors on date of grant.  All plan assets are invested in Bancorp common stock.  The Incentive Plan became effective January 1, 2006.  During 2008, 2007 and 2006, the Bank recorded compensation expense of $104,000, $159,000 and $144,000, respectively, for the Incentive Plan.  Remaining unvested compensation, which is invested in Bancorp common stock, is $208,000 at December 31, 2008.  Such amounts will be ratably recognized as compensation expense over the remaining vesting periods.

FOX CHASE BANCORP, INC.

NOTE 10 — STOCK BASED COMPENSATION

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

In September 2007, the Bancorp’s Board of Directors approved the funding of a trust that purchased 287,500 shares of Bancorp’s common stock, or approximately 1.96% of the Bancorp’s outstanding common stock, to fund restricted stock awards under the Plan.  The 287,500 shares were purchased by the trust at a weighted average cost of $13.02 per share.  During the third quarter of 2008, 40,620 shares of restricted stock vested which reduced shares owned by the trust to 246,880 shares.

During 2008, certain officers, employees and outside directors were granted an aggregate of 101,400 NSOs and 17,100 shares of restricted stock.

In accordance with Securities Exchange Commission Staff Accounting Bulletin (“SAB”) No. 107, the Company classifies share-based compensation for employees and outside directors within “Salaries, benefits and other compensation” in the Consolidated Statements of Operations to correspond with the same line item as compensation paid. Additionally, SFAS No. 123R requires the Company to report (1) the expense associated with the grants as an adjustment to operating cash flows and (2) any benefits of realized tax deductions in excess of previously recognized tax benefits on compensation expense as a financing cash flow.  There were no such excess tax benefits in 2007 and 2008.

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

During the years ended December 31, 2008 and 2007, the Company recorded $950,000 and $271,000 of stock based compensation expense, respectively, comprised of stock option expense of $408,000 and $111,000, respectively and restricted stock expense of $542,000 and $160,000, respectively.

FOX CHASE BANCORP, INC.

NOTE 10 — STOCK BASED COMPENSATION (CONTINUED)

The following is a summary of the Bancorp’s stock option activity and related information for the 2007 Equity Incentive Plan for the year ended December 31, 2007 and 2008:

			Weighted
		Weighted	Average
	Number of	Average	Remaining	Aggregate
	Stock	Exercise	Contractual	Intrinsic
	Options	Price	Life	Value

Outstanding at December 31, 2006	—	$—		$—
Granted	522,800	12.38
Exercised	—	—
Forfeited	(4,000)	12.38
Outstanding at December 31, 2007	518,800	12.38	9.7 years
Granted	101,400	11.42		—
Exercised	—	—
Forfeited	(5,000)	12.09
Outstanding at December 31, 2008	615,200	12.22	8.8 years

Exercisable at December 31, 2008	102,860	$12.38	8.7 years	—

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

The fair value of the stock option grants was estimated with the following weighted average assumptions:

	2008	2007
Expected dividend yield	1.90%	1.90%
Expected volatility	25.00%	25.00%
Risk-free interest rate	2.53% - 3.88%	4.13% - 4.33%
Expected option life in years	6.50	6.50

The following is a summary of the Bancorp’s unvested options as of December 31, 2007 and 2008 and changes therein during the years then ended:

		Weighted
	Number of	Average
	Stock	Grant Date
	Options	Fair Value

Unvested at December 31, 2006	—	$—
Granted	522,800	3.40
Exercised	—	—
Forfeited	(4,000)	$3.40
Unvested at December 31, 2007	518,800	$3.40
Granted	101,400	2.78
Exercised	—	—
Vested	(102,860)	3.40
Forfeited	(5,000)	3.20
Unvested at December 31, 2008	512,340	$3.28

FOX CHASE BANCORP, INC.

NOTE 10 — STOCK BASED COMPENSATION (CONTINUED)

Expected future expense relating to the 512,340 non-vested options outstanding as of December 31, 2008 is $1.5 million over a weighted average period of 3.8 years.

The following is a summary of the status of the Bancorp’s restricted stock as of December 31, 2007 and 2008 and changes therein during the years then ended:

		Weighted
	Number of	Average
	Restricted	Grant Date
	Shares	Fair Value
Unvested at December 31, 2006	—	$—
Granted	203,900	12.38
Vested	—	—
Forfeited	(500)	$12.38
Unvested at December 31, 2007	203,400	$12.38
Granted	17,100	11.42
Vested	(40,620)	12.38
Forfeited	(300)	$12.38
Unvested at December 31, 2008	179,580	$12.29

Expected future compensation expense relating to the 179,580 restricted shares at December 31, 2008 is $2.0 million over a weighted average period of 3.7 years.

NOTE 11 — INCOME TAXES

The components of income tax expense for the years ended December 31, 2008, 2007 and 2006 are as follows (in thousands):

	December 31,
	2008	2007	2006
Federal:
Current	$1,323	$596	$(313)
Deferred	(1,159)	(141)	997
	164	455	684

State, current	1	5	—

	$165	$460	$684

FOX CHASE BANCORP, INC.

NOTE 11 — INCOME TAXES (CONTINUED)

The provision for income taxes differs from the statutory rate of 34% due to the following (in thousands):

	December 31,
	2008	2007	2006

Federal income tax at statutory rate of 34%	$469	$813	$1,468
Tax exempt interest, net	(181)	(265)	(272)
Bank-owned life insurance	(154)	(149)	(145)
ESOP compensation expense	19	39	44
Other, net	12	17	(99)
State taxes	(121)	(43)	(58)
Increase (decrease) in valuation allowance	121	48	(254)

Total provision	$165	$460	$684

Effective tax rate	11.96%	19.25%	15.84%

The net deferred tax asset consisted of the following components as of December 31, 2008 and 2007 (in thousands):

	December 31,
	2008	2007
Deferred tax assets:
Allowance for loan losses	$2,128	$1,148
Nonaccrual interest	56	6
Unrealized losses on securities available-for-sale	14	—
Accrued compensation	106	119
Organizational costs	2	2
Equity incentive plans	247	92
Accrued expenses	6	56
Deferred lease liability	39	39
Unfunded pension obligation — SFAS No. 158	—	47
Charitable contribution carryover	340	483
State net operating loss carryforward	797	676
	3,735	2,668
Valuation allowance	(797)	(676)
	2,938	1,992
Deferred tax liabilities:
Prepaid expense deduction	157	174
Mortgage servicing rights	282	363
Loan origination costs	135	142
Depreciation of premises and equipment	495	570
Unrealized gains on securities available-for-sale	—	333
	1,069	1,582

Net Deferred Tax Asset	$1,869	$410

FOX CHASE BANCORP, INC.

NOTE 11 — INCOME TAXES (CONTINUED)

Based on the Company’s history of prior earnings and its expectation of future taxable income, management anticipates that it is more likely than not that the above deferred tax assets will be realized, except for the state net operating loss carryforward.

Retained earnings include $5,986,000 at December 31, 2008, 2007 and 2006, for which no provision for federal income tax has been made.  This amount represents deductions for bad debt reserves for tax purposes, which were only allowed to savings institutions that met certain criteria prescribed by the Internal Revenue Code of 1986, as amended.  The Small Business Job Protection Act of 1996 (the “Act”) eliminated the special bad debt deduction granted solely to thrifts.  Under the terms of the Act, there would be no recapture of the pre-1988 (base year) reserves. However, these pre-1988 reserves would be subject to recapture under the rules of the Internal Revenue Code if the Company pays a cash dividend in excess of earnings and profits, or liquidates.

As of December 31, 2008 and 2007, the Company had $0 of capital loss carryforwards for federal income tax purposes, resulting in a deferred tax asset of $0 at both dates.

The Company had a charitable contribution carryover of $999,000 as of December 31, 2008, resulting in a deferred tax asset of $340,000.  Utilization of this carryover is limited to 10% of taxable income on an annual basis. Such carryover will expire on December 31, 2011, if not utilized.

Approximately $797,000 of gross deferred tax assets were related to state tax net operating losses at December 31, 2008.  The Company has assessed a valuation allowance of $797,000 on this entire deferred tax asset due to an expectation of such net operating losses expiring before being utilized.  The Company has $11,304,000 of state net operating losses, which will begin to expire in 2009 if not utilized.

Effective January 1, 2007, the Company adopted FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.”  As of January 1, 2007 and December 31, 2007, the Company had no material unrecognized tax benefits or accrued interest and penalties.  The Company’s policy is to account for interest as a component of interest expense and penalties as a component of other expense.  Federal and state tax years 2005 through 2008 were open for examination as of December 31, 2008.

NOTE 12 — COMMITMENTS AND CONTINGENCIES

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

FOX CHASE BANCORP, INC.

NOTE 12 — COMMITMENTS AND CONTINGENCIES (CONTINUED)

A summary of the Company’s financial instrument commitments at December 31, 2008 and 2007 is as follows (in thousands):

	December 31,
	2008	2007

Commitments to grant loans	$54,393	$52,107
Unfunded commitments under lines of credit	37,382	36,232
Standby letters of credit	3	1,489

	$91,778	$89,828

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  The Company evaluates each customer’s credit worthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation.  Collateral held varies, but includes principally residential or commercial real estate.  Fixed rate commitments to grant loans were $10,201,000 and $7,884,000 as of December 31, 2008 and December 31, 2007, respectively.  The interest rates on these fixed rate loans ranged from 6.25% to 7.75% as of December 31, 2008 and 5.875% to 9.44% as of December 31, 2007.

Legal Proceedings

The Company is periodically subject to various pending and threatened legal actions which involve claims for monetary relief.  Based upon information presently available to the Company, it is the Company’s opinion that any legal and financial responsibility arising from such claims will not have a material adverse effect on the Company’s results of operations.

Data Processing

The Company has entered into contracts with third-party providers to manage the Company’s network operations, data processing and other related services.  The projected amount of the Company’s future minimum payments contractually due after December 31, 2008 is as follows (in thousands):

2009	$1,614
2010	1,582
2011	1,536
2012	1,331
2013	1,331

FOX CHASE BANCORP, INC.

NOTE 13 — STOCKHOLDERS’ EQUITY

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets, and of Tier 1 capital to total assets, as defined.  Management believes, as of December 31, 2008, that the Bank meets all capital adequacy requirements to which it was subject.

As of December 31, 2008, the Bank is categorized as well capitalized under the regulatory framework for prompt corrective action.  There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Bank’s actual capital amounts and ratios at December 31, 2008 and 2007 and the minimum amounts and ratios required for capital adequacy purposes and to be well capitalized under the prompt corrective action provisions are as follows:

	Actual		For Capital Adequacy Purposes		To be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)

December 31, 2008
Total risk-based capital (to risk- weighted assets)	$106,094	19.25%	$ ≥44,090	≥8.0%	$ ≥55,113	≥10.0%
Tier 1 capital (to risk-weighted assets)	99,834	18.11	≥22,045	≥4.0	≥33,068	≥ 6.0
Tier 1 capital (to adjusted assets)	99,834	10.70	≥37,305	≥4.0	≥46,631	≥ 5.0

December 31, 2007
Total risk-based capital (to risk- weighted assets)	$101,010	22.54%	$ ≥35,858	≥8.0%	$ ≥44,823	≥10.0%
Tier 1 capital (to risk-weighted assets)	97,634	21.78	≥17,929	≥4.0	≥26,894	≥ 6.0
Tier 1 capital (to adjusted assets)	97,634	12.03	≥32,472	≥4.0	≥40,590	≥ 5.0

FOX CHASE BANCORP, INC.

NOTE 13 — STOCKHOLDERS’ EQUITY (CONTINUED)

The Company’s ability to pay dividends is limited by statutory and regulatory requirements.  The Company may not declare nor pay dividends on its stock if such declaration or payment would violate statutory or regulatory requirements.  During 2007, the Bancorp purchased 287,500 shares of common stock to fund its equity incentive plan for $3.7 million which was recorded as common stock acquired by stock benefit plans on the Bancorp’s statements of condition.  Additionally, the Bancorp repurchased 286,191 and 327,000 shares of common stock during the years ended December 31, 2008 and 2007, respectively, in conjunction with a stock repurchase program.  The purchases were recorded as treasury stock, at cost, on the Company’s statements of condition in the amounts of $3.4 million and $3.9 million at December 31, 2008 and 2007, respectively.

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

NOTE 14 - FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at December 31, 2008 and 2007:

Cash and Cash Equivalents

The carrying amounts of cash and cash equivalents approximate their fair value.

Investment and Mortgage Related Securities — Available-for-Sale

Fair values for investments securities and mortgage related securities available-for-sale are obtained from a third party pricing service and are based on quoted market prices, where available.  If quoted market prices are not available, fair values are based on quoted market prices of comparable securities. If quoted market prices are not available for comparable securities, fair value is based on quoted bids for the security or comparable securities.

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

FOX CHASE BANCORP, INC.

NOTE 14 - FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

Federal Home Loan Bank Stock

The fair value of the Federal Home Loan Bank stock is estimated to be the carrying amount.

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

FOX CHASE BANCORP, INC.

NOTE 14 - FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

The estimated fair values of the Company’s financial instruments at December 31, 2008 and 2007 were as follows (in thousands):

	December 31
	2008		2007
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Financial assets:
Cash and cash equivalents	$3,944	$3,944	$31,275	$31,275
Investment securities available-for-sale	25,041	25,041	91,159	91,159
Mortgage related securities available-for-sale	269,682	269,682	205,145	205,145
Loans receivable, net	588,975	588,416	447,035	443,599
Mortgage servicing rights	827	836	1,066	1,258
Federal Home Loan Bank stock	9,707	9,707	5,875	5,875
Accrued interest receivable	3,721	3,721	3,360	3,360

Financial liabilities:
Savings and club accounts	51,196	51,196	54,019	54,019
Demand, NOW and money market Deposits	183,341	183,341	133,329	133,329
Certificates of deposit	373,935	378,961	398,212	401,446
Federal Home Loan Bank advances	146,379	134,585	80,000	81,837
Other borrowed funds	50,000	47,631	20,000	18,792
Accrued interest payable	727	727	504	504

Off-balance sheet instruments	—	688	—	674

Statement of Financial Accounting Standards No. 157 and No. 159

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

FOX CHASE BANCORP, INC.

NOTE 14 - FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

Level 3 - Valuations are observed from unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The Company classified three types of financial instruments as Level 3 as of December 31, 2008. The first instrument is a private label collateralized mortgage obligation (“CMO”), the fair value of which, unlike U.S. agency mortgage related securities, is more difficult to determine because they are not actively traded in securities markets.  The second instrument is three private label commercial mortgage backed securities (“CMBS”), the fair value of which is also more difficult to determine because they are not actively traded in securities markets.  The third instrument is a loan, which was recorded at fair value when the Company adopted SFAS No. 159, since lending credit risk is not an observable input for this individual commercial loan (see Note 4).  The unrealized loss in the private label CMO was $620,000 at December 31, 2008 compared to an unrealized gain of $27,000 at January 1, 2008.  The unrealized loss in the private label CMBS was $2.7 million at December 31, 2008 compared to an unrealized gain of $68,000 at January 1, 2008. The unrealized gain on the loan was $236,000 at December 31, 2008 compared to an unrealized gain of $60,000 at January 1, 2008.

The following table of the Company’s fair value measurements at December 31, 2008 includes; (1) investment securities and mortgage related securities available-for-sale; (2) the two financial instruments recorded at fair value in conjunction with the Company’s adoption of SFAS No. 159 in 2008 and (3) the impaired MSRs (which is a nonrecurring fair value measurement).

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
		for Identical	Observable	Unobservable
	As of	Assets	Inputs	Inputs
Description	12/31/2008	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)
State and Political Subdivisions	$14,463	$—	$14,463	$—
Corporate Securities	10,578	—	10,578	—
Private label residential mortgage related security	269	—	—	269
Private label commercial mortgage related securities	7,304	—	—	7,304
Agency residential mortgage related securities	262,108	—	262,108	—
Loans (1)	1,425	—	—	1,425
Mortgage servicing rights	735	—	735	—
Other Assets — Swap Contract (1)	(236)	—	(236)	—
Total	$296,646	$—	$287,648	$8,998

(1) Such assets are recorded at fair value in conjunction with adoption of SFAS No. 159.

FOX CHASE BANCORP, INC.

NOTE 14 - FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

The following table includes a roll forward of the Significant Other Unobservable Inputs (Level 3) for the period of January 1, 2008 to December 31, 2008.

	Private Label	Private Label
	Residential	Commercial
	Mortgage	Mortgage
	Security	Securities	Loans	Total

Beginning balance, January 1, 2008	$1,208	$—	$1,302	$2,510
Payments received	(289)	—	(54)	(343)
Premium amortization	(1)	(20)	—	(21)
Increase/(decrease) in value	(649)	(2,725)	177	(3,197)
Reclassification to Level 3	—	10,049	—	10,049

Ending balance, December 31, 2008	$269	$7,304	$1,425	$8,998

The Company utilizes one external pricing service (“primary pricing service”) as the provider of pricing on the investment portfolio on a quarterly basis. We generally obtain one quote per investment security.  At December 31, 2008, we obtained a second quote to substantiate the value of these private label securities.  The fair values recorded in the Company’s financial statements are from the primary pricing service and represents a lower fair value than what was obtained from the second pricing service.  The Company made no adjustments to the values obtained from the primary pricing service.

The Company will be evaluating the appropriateness of the identified Level 1, 2 or 3 classifications on a recurring basis. The Company has also adopted FASB Staff Position No. 157-2, which allowed it to defer the effective date of SFAS No. 157 for certain nonfinancial assets and liabilities until January 1, 2009.

FOX CHASE BANCORP, INC.

NOTE 15 - COMPREHENSIVE INCOME

Comprehensive income for the years ended December 31, 2008, 2007 and 2006 is as follows (in thousands):

	December 31,
	2008	2007	2006

Net income	$1,215	$1,930	$3,634

Other comprehensive income (loss)

Unrealized holding gains (losses) arising during the period, net of taxes (2008 - $(307), 2007 —$860, 2006- $777)	(504)	1,616	1,447

Less: Reclassification adjustment for gains (losses) included in net income, net of taxes (2008 - $40, 2007 - $44, 2006 - $0)	78	86	—

Plus: Amortization of pension actuarial loss, net of taxes of $2 in 2008 and $3 in 2007	4	7	—
Reversal of actuarial losses from pension plan settlement, net of taxes of $45	87	—	—

Other comprehensive income (loss)	(491)	1,537	1,447

Comprehensive income	$724	$3,467	$5,081

NOTE 16 — RELATED PARTY TRANSACTIONS

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

There were no loans to directors and executive officers as of December 31, 2008 and 2007.

FOX CHASE BANCORP, INC.

NOTE 17 - IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement”.  This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute.  Accordingly, this statement does not require any new fair value measurements.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007.  Earlier adoption is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year.  The Company adopted this statement in 2008 as disclosed in Note 14.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115 (SFAS 159).” SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value and amends SFAS 115 to, among other things, require certain disclosures for amounts for which the fair value option is applied.  Additionally, this Statement provides that an entity may reclassify held-to-maturity and available-for-sale securities to the trading account when the fair value option is elected for such securities, without calling into question the intent to hold other securities to maturity in the future.  This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company adopted this statement in 2008 as discussed in Note 14.

FOX CHASE BANCORP, INC.

NOTE 17 - IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements (SFAS 160).”  SFAS 160 will require noncontrolling interests (previously referred to as minority interests) to be treated as a separate component of equity, not as a liability or other item outside of permanent equity.  The statement applies to the accounting for noncontrolling interests and transactions with noncontolling interest holders in consolidated financial statements.  SFAS 160 is effective for periods beginning on or after December 15, 2008, with earlier application prohibited.  The Company does not believe this statement will have a material effect on its results of operations or financial position, if any.

The FASB approved the Emerging Issues Task Force Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.”  In this issue, the EITF concluded that an endorsement split-dollar life insurance policy does not effectively settle an employer’s obligation to provide the post retirement benefit that the policy was designed to provide.

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

Compliance with this EITF must be applied to fiscal years beginning after December 15, 2007 (January 1, 2008 for calendar year entities).  It can be made through a cumulative—effect adjustment to retained earnings in the year of adoption or as a change in accounting principles through retrospective application to all prior periods. The Company adopted this EITF in 2008 and it did not have a material impact on the Company’s results of operations or financial position.

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

In March 2008, the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (SFAS No. 161).  SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities.  Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company does not believe this statement will have a material effect on its results of operations or financial position, if any.  The Company does not intend to early adopt this statement.

FOX CHASE BANCORP, INC.

NOTE 17 - IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

In June 2008, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (EITF 03-6-1). EITF 03-6-1 requires companies to include participating share-based payment transactions, prior to vesting, in the earnings allocation in computing earnings per share. EITF 03-6-1 defines participating share-based payment awards as those that contain nonforfeitable rights to dividends, even if granted prior to when an award vests. EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, or the Company’s March 31, 2009 quarterly report on Form 10-Q. The adoption of EITF 03-6-1 is not expected to impact the Company’s earning per share computations.

In December 2008, the FASB issued FASB Staff Position No. FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities”. This staff position requires companies to disclose additional information about transfers of financial assets and interests in variable interest entities, including the following: a transferor’s continuing involvement in financial assets that it has transferred in a securitization or asset-backed financing arrangement, the nature of any restrictions and the carrying amounts of any assets held by an entity that relate to a transferred asset and how servicing assets and liabilities are reported under Statement 140. This staff position is effective for the first reporting period ending after December 15, 2008, or December 31, 2008 for the Company. See Note 5, “Mortgage Servicing Activity” for additional disclosures related to the Company’s MSRs.

In December 2008, the FASB issued FASB Staff Position No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets”. This staff position amends FASB Statement No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Postretirement Benefits”, to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plans. This staff position is effective for disclosures about plan assets provided for fiscal years ending after December 15, 2009, or December 31, 2009 for the Company. This staff position will not impact future disclosures as the Company’s defined benefit pension plan was settled in 2008.

In January 2009, the FASB issued FASB Staff Position EITF 99-20-1, “Amendments to the Impairment Guidance in EITF Issue No. 99-20” (FSP EITF 99-20-1). This staff position amends the impairment guidance in EITF No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets”, to achieve more consistent determination of whether an other-than-temporary impairment has occurred for certain debt securities. Specifically, this staff position provides that when determining whether an impairment of a securitized financial asset is other-than-temporary the holder of that instrument must assess whether there has been a probable adverse change in expected cash flows and is not required to use “market participant” assumptions in that determination. FSP EITF 99-20-1 is effective for reporting periods ending after December 15, 2008, or December 31, 2008 for the Company. The application of this staff position did not impact the Company’s consolidated financial statements.

FOX CHASE BANCORP, INC.

NOTE 18 — PARENT COMPANY ONLY FINANCIAL STATEMENTS

The following condensed financial statements for Fox Chase Bancorp, Inc. (parent company only) reflect the investment in its wholly owned subsidiary, Fox Chase Bank, using the equity method of accounting.

CONDENSED BALANCE SHEET

	December 31,
	2008	2007
	(In Thousands)
ASSETS
Cash and due from banks	$12	$30
Interest-bearing deposits with banks	16,221	19,099
Total cash and cash equivalents	16,233	19,129
Investment in subsidiary	99,838	98,129
Deferred tax asset	340	483
Due from subsidiary	149	—
ESOP loan	4,790	5,019
Total Assets	$121,350	$122,760

LIABILITIES AND STOCKHOLDERS’ EQUITY
Due to subsidiary	—	70
Other liabilities	130	319
Total Liabilities	130	389

Stockholders’ Equity	121,220	122,371

Total Liability and Stockholders’ Equity	$121,350	$122,760

FOX CHASE BANCORP, INC.

NOTE 18 — PARENT COMPANY ONLY FINANCIAL STATEMENTS (CONTINUED)

CONDENSED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2008	2007	2006
	(In Thousands)
INCOME
Interest on deposits with banks	$463	$986	$105
Interest on ESOP loan	414	432	121
Gain on sale of stock	—	18	—
Other income	—	1	—

Total Income	877	1,437	226

EXPENSES
Contribution to charitable foundation	—	—	1,500
Other expenses	869	1,318	273
Total Expenses	869	1,318	1,773

Income before income tax expense and equity in undistributed net earnings of subsidiary	8	119	(1,547)
Income tax expense	3	45	(529)
Income before equity in undistributed net earnings of subsidiary	5	74	(1,018)
Equity in undistributed net earnings of subsidiary	1,210	1,856	4,652

Net Income	$1,215	$1,930	$3,634

FOX CHASE BANCORP, INC.

NOTE 18 — PARENT COMPANY ONLY FINANCIAL STATEMENTS (CONTINUED)

CONDENSED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2008	2007	2006
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES

Net income	$1,215	$1,930	$3,634
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiary	(1,210)	(1,856)	(4,652)
Net realized gain on sale of securities	—	(18)	—
Decrease in deferred tax asset	143	—	1,349
Increase in due from subsidiary	(148)	—	(510)
(Decrease)/ increase in other liabilities	(259)	196	220
Net Cash (Used) Provided by Operating Activities	(259)	252	41

CASH FLOWS FROM INVESTING ACTIVITIES

Investment securities, available for sale:
Purchases	—	(89)	—
Proceeds from sales	—	107	—
Issuance of ESOP loan	—	—	(5,755)
Loan payment received on ESOP loan	229	213	523
Capital contribution to subsidiary	—	—	(30,000)
Net Cash Provided (Used) by Investing Activities	229	231	(35,232)

CASH FLOWS FROM FINANCING ACTIVITIES

Common stock issued in conversion	—	—	147
Repurchase of treasury shares	(3,369)	(3,924)	—
Receipt from subsidiary related to vesting of stock in equity incentive plan	503	—	—
Acquisition of stock to fund equity incentive plan	—	(3,745)	—
Proceeds from stock offering, net	—	—	61,359
Net Cash (Used) Provided by Financing Activities	(2,866)	(7,669)	61,506

Net (Decrease) Increase in Cash and Cash Equivalents	(2,896)	(7,186)	26,315

Cash and Cash Equivalents - Beginning	19,129	26,315	—

Cash and Cash Equivalents - Ending	$16,233	$19,129	$26,315

FOX CHASE BANCORP, INC.

NOTE 19 — QUARTERLY FINANCIAL DATA (UNAUDITED)

The following represents summarized quarterly financial data of Fox Chase Bancorp, Inc, which, in the opinion of management, reflects all adjustments (comprising only normal recurring accruals) necessary for a fair presentation.   The Company reported a net loss of $93,000 for the quarter ended December 31, 2008.  The net loss included a provision for loan losses of $2.0 million, which was a result of: (1) downgrades to existing credits, primarily in the residential real estate development portfolio; (2) increases to loss factors for classified loans and the construction loan portfolio; and (3) the establishment of a specific reserve of $624,000 related to a residential housing development located in southern New Jersey.

Three Months Ended	12/31/2008	9/30/2008	6/30/2008	3/31/2008	12/31/2007	9/30/2007	6/30/2007	3/31/2007
	(In Thousands, except per share data)

Interest income	$12,038	$11,597	$10,995	$11,254	$10,851	$10,593	$10,026	$9,587
Interest expense	6,110	5,778	5,854	6,319	5,817	5,684	5,513	5,236
Net interest income	5,928	5,819	5,141	4,935	5,034	4,909	4,513	4,351
Provision for loan losses	2,000	500	225	175	225	125	75	—
Net interest income after provision for loan losses	3,928	5,319	4,916	4,760	4,809	4,784	4,438	4,351
Noninterest income	250	359	403	393	620	387	1,253	436
Noninterest expense	4,481	4,789	4,956	4,722	5,063	4,626	4,542	4,457
Income (loss) before tax provision (benefit)	(303)	889	363	431	366	545	1,149	330
Income tax provision (benefit)	(210)	230	59	86	36	90	297	37
Net income (loss)	$(93)	$659	$304	$345	$330	$455	$852	$293

Per Common Share Data
Weighted average common shares — basic	13,374,389	13,416,015	13,491,869	13,536,245	13,777,040	14,116,856	14,116,693	14,107,103
Weighted average common shares — diluted	13,401,414	13,442,841	13,539,152	13,561,363	13,814,595	14,155,596	14,155,560	14,145,970
Net income (loss) per share — basic	$(0.01)	$0.05	$0.02	$0.03	$0.02	$0.03	$0.06	$0.02
Net income (loss) per share — diluted	$(0.01)	$0.05	$0.02	$0.03	$0.02	$0.03	$0.06	$0.02

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOX CHASE BANCORP, INC.

	By:	/s/ Thomas M. Petro
Date: March 12, 2009		Thomas M. Petro
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Thomas M. Petro	President, Chief Executive Officer and Director	March 12, 2009
Thomas M. Petro	(principal executive officer)

/s/ Roger S. Deacon	Chief Financial Officer	March 12, 2009
Roger S. Deacon	(principal accounting and financial officer)

/s/ Roger H. Ballou	Director	March 12, 2009
Roger H. Ballou

/s/ Richard E. Bauer	Director	March 12, 2009
Richard E. Bauer

/s/ Todd S. Benning	Director	March 12, 2009
Todd S. Benning

/s/ Richard M. Eisenstaedt	Director	March 12, 2009
Richard M. Eisenstaedt

/s/ Anthony A. Nichols, Sr.	Director	March 12, 2009
Anthony A. Nichols, Sr.

/s/ RoseAnn B. Rosenthal	Director	March 12, 2009
RoseAnn Rosenthal

Director
Peter A. Sears