Form 10-Q
period 2009-03-31
Fox Chase Bancorp Inc
filed 2009-05-08
CIK 1359111

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes   ☐   No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☒

Non-Accelerated Filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 1, 2009, there were 13,956,170 shares of the registrant’s common stock outstanding.

FOX CHASE BANCORP, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FOX CHASE BANCORP, INC

Consolidated Statements of Condition

(In Thousands, Except Share Data)

	March 31,	December 31,
	2009	2008
	(unaudited)
ASSETS

Cash and due from banks	$375	$642
Interest-earning demand deposits in other banks	31,722	3,302
Money market funds	103,000	—
Total cash and cash equivalents	135,097	3,944
Investment securities available-for-sale	31,657	25,041
Mortgage related securities available-for-sale	307,669	269,682
Loans, net of allowance for loan losses of $6,510 at March 31, 2009 and $6,260 at December 31, 2008	616,291	588,975
Federal Home Loan Bank stock, at cost	9,707	9,707
Bank-owned life insurance	12,323	12,214
Premises and equipment	13,540	13,705
Accrued interest receivable	3,907	3,721
Mortgage servicing rights	756	827
Deferred tax asset, net	719	1,869
Other assets	2,830	1,585
Total Assets	$1,134,496	$931,270

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES

Deposits	$810,095	$608,472
Federal Home Loan Bank advances	145,339	146,379
Other borrowed funds	50,000	50,000
Advances from borrowers for taxes and insurance	2,427	2,589
Accrued interest payable	733	727
Accrued expenses and other liabilities	1,982	1,883
Total Liabilities	1,010,576	810,050

STOCKHOLDERS’ EQUITY

Preferred stock ($.01 par value; 1,000,000 shares authorized, none issued and outstanding at March 31, 2009 and December 31, 2008)	—	—
Common stock ($.01 par value; 35,000,000 shares authorized, 14,679,750 shares issued and 13,977,520 shares outstanding at March 31, 2009 and 14,679,750 shares issued and 14,066,559 shares outstanding at December 31, 2008)	147	147
Additional paid-in capital	63,758	63,516
Treasury stock (at cost, 702,230 shares at March 31, 2009 and 613,191 shares at December 31, 2008)	(8,149)	(7,293)
Common stock acquired by benefit plans	(7,695)	(7,819)
Retained earnings	73,261	72,664
Accumulated other comprehensive income, net	2,598	5
Total Stockholders’ Equity	123,920	121,220

Total Liabilities and Stockholders’ Equity	$1,134,496	$931,270

See accompanying notes to the unaudited consolidated financial statements.

FOX CHASE BANCORP, INC

Consolidated Statements of Operations

(Unaudited)

 (In Thousands, Except Per Share Data)

	Three Months Ended
	March 31,
	2009	2008

INTEREST INCOME
Interest and fees on loans	$8,377	$7,128
Interest on money market funds	38	275
Interest on mortgage related securities available-for-sale	3,255	2,904
Interest on investment securities available-for-sale
Taxable	124	651
Nontaxable	143	168
Dividend income	1	58
Other interest income	1	70
Total Interest Income	11,939	11,254

INTEREST EXPENSE
Deposits	4,379	5,107
Federal Home Loan Bank advances	1,330	1,030
Other borrowed funds	429	182
Total Interest Expense	6,138	6,319
Net Interest Income	5,801	4,935
Provision for loan losses	395	175
Net Interest Income after Provision for Loan Losses	5,406	4,760

NONINTEREST INCOME
Service charges and other fee income	170	191
Net gain on sale of:
Securities available-for-sale	—	70
Loans	3	3
Income on bank-owned life insurance	109	111
Other	65	18
Total Noninterest Income	347	393

NONINTEREST EXPENSE
Salaries, benefits and other compensation	2,850	2,798
Occupancy expense	495	486
Furniture and equipment expense	221	216
Data processing costs	385	393
Professional fees	266	313
Marketing expense	84	95
FDIC premiums	241	30
Other	409	391
Total Noninterest Expense	4,951	4,722
Income Before Income Taxes	802	431
Income tax provision	201	86
Net Income	$601	$345
Earnings per shares:
Basic	$0.05	$0.03
Diluted	$0.05	$0.03

See accompanying notes to the unaudited consolidated financial statements.

FOX CHASE BANCORP, INC

Consolidated Statements of Changes in Equity

Three Months Ended March 31, 2009

(In Thousands, Unaudited)

				Common		Accumulated
		Additional		Stock		Other
	Common	Paid in	Treasury	Acquired by	Retained	Comprehensive	Total
	Stock	Capital	Stock	Benefit Plans	Earnings	Income, net	Equity

BALANCE - DECEMBER 31, 2008	$147	$63,516	$(7,293)	$(7,819)	$72,664	$5	$121,220
Purchase of treasury stock, net			(856)				(856)
Stock based compensation expense		243					243
Issuance of stock for vested equity awards		(24)		28	(4)		—
Unallocated ESOP shares committed to employees		(3)		96			93
Shares allocated in long-term incentive plan		26					26
Net income					601		601
Other comprehensive income						2,593	2,593

BALANCE - MARCH 31, 2009	$147	$63,758	$(8,149)	$(7,695)	$73,261	$2,598	$123,920

See accompanying notes to the unaudited consolidated financial statements.

FOX CHASE BANCORP, INC

Consolidated Statements of Cash Flows

(In Thousands)

	Three Months Ended March 31,
	2009	2008
	(Unaudited)
Cash Flows From Operating Activities
Net income	$601	$345
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	395	175
Depreciation	238	247
Net amortization of securities premiums and discounts	297	253
Provision for deferred income taxes	(221)	(80)
Shares committed to be released to the ESOP	93	107
Shares earned in the long-term incentive plan	26	26
Stock based compensation expense	243	208
Origination of loans held for sale	(417)	(497)
Proceeds from sales of loans held for sale	416	502
Net gain on sales of securities	—	(70)
Net gain on sales of loans and loans held for sale	(3)	(3)
Earnings on investment in bank-owned life insurance	(109)	(111)
Decrease in mortgage servicing rights	71	34
Increase in accrued interest receivable and other assets	(264)	(286)
Increase (decrease) in accrued interest payable, accrued expenses and other liabilities	105	(33)
Net Cash Provided by Operating Activities	1,471	817

Cash Flows from Investing Activities
Equity investment in unconsolidated entity	(630)	—
Investment securities - available for sale:
Purchases	(6,781)	(12,360)
Proceeds from sales	—	72,398
Proceeds from maturities, calls and principal repayments	505	10,265
Mortgage related securities – available for sale:
Purchases	(49,444)	(93,883)
Proceeds from sale	—	18,653
Proceeds from maturities, calls and principal repayments	14,251	17,447
Net increase in loans	(27,613)	(7,629)
Purchases of loan participations	(98)	(3,975)
Proceeds from sales of loans	—	—
Net increase in Federal Home Loan Bank stock	—	(1,746)
Purchases of premises and equipment	(73)	(34)
Net Cash Used by Investing Activities	(69,883)	(864)

Cash Flows from Financing Activities
Net increase in deposits	201,623	12,422
Decrease in advances from borrowers for taxes and insurance	(162)	(297)
Federal Home Loan Bank advances	—	40,000
Principal payments on Federal Home Loan Bank advances	(1,040)	(632)
Purchase of treasury stock	(856)	(352)
Net Cash Provided by Financing Activities	199,565	51,141
Net Increase in Cash and Cash Equivalents	131,153	51,094
Cash and Cash Equivalents – Beginning	3,944	31,275
Cash and Cash Equivalents – Ending	$135,097	$82,369
Supplemental disclosure of cash flow Information
Interest paid	$6,132	$6,244
Income taxes paid	$501	$283

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

The Bancorp and the Bank (collectively referred to as the “Company”) provide a wide variety of financial products and services to individuals and businesses through the Bank’s eleven branches in Philadelphia, Richboro, Willow Grove, Warminster, Lahaska, Hatboro, Media and West Chester, Pennsylvania, and Ocean City, Marmora and Egg Harbor Township, New Jersey.  In February 2009, the Bank increased its ownership in Philadelphia Mortgage Advisors, a mortgage banker located in Blue Bell, Pennsylvania, from 20% to approximately 45%.  The operations of the Company are managed as a single business segment.  The Company competes with other financial institutions and other companies that provide financial services.

The Company is subject to regulations of certain federal banking agencies.  These regulations can and do change significantly from period to period.  The Company also undergoes periodic examinations by regulatory agencies which may subject them to further changes with respect to asset valuations, amounts of required loan loss allowances and operating restrictions resulting from the regulators’ judgments based on information available to them at the time of their examinations.

The consolidated financial statements include the accounts of the Bancorp and the Bank. The Bank’s operations include the accounts of its wholly owned subsidiaries, Fox Chase Financial, Inc. and Fox Chase Service Corporation.  Fox Chase Financial, Inc. is a Delaware chartered investment holding company and its sole purpose is to manage and hold investment securities.  Fox Chase Service Corporation is Pennsylvania chartered company and its sole purpose is to facilitate the Company’s investment in Philadelphia Mortgage Advisors.     The consolidated financial statements do not include the transactions and balances of Fox Chase MHC.  All material inter-company transactions and balances have been eliminated in consolidation. Prior period amounts are reclassified, when necessary, to conform with the current year’s presentation.

The Company follows accounting principles and reporting practices that are in compliance with U.S. generally accepted accounting principles (“GAAP”). The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclose contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation and realizability of deferred tax assets and the evaluation of other-than-temporary impairment and valuation of investment securities.

These interim financial statements do not contain all necessary disclosures required by GAAP for complete financial statements and therefore should be read in conjunction with the audited financial statements and the notes thereto included in Fox Chase Bancorp, Inc.’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 12, 2009.   These financial statements include all normal and recurring adjustments which management believes were necessary in order to conform to GAAP.  The results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

Per Share Information

The Company follows the provisions of SFAS No. 128, “Earnings Per Share.”  Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average common shares outstanding during the period.  Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock.  Unallocated shares in the Bank’s employee stock ownership plan (“ESOP”) and shares purchased to fund the Bancorp’s 2007 Equity Incentive Plan are not included in either basic or diluted earnings per share.  Unvested shares in the Bancorp’s long-term incentive plan are not included in basic earnings per share.

The following table presents the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations (unaudited).

	Three Months Ended
	March 31,
	2009	2008
Net income	$601,000	$345,000

Weighted-average common shares outstanding (1)	14,021,468	14,344,277
Average common stock acquired by stock benefit plans:
Unvested shares – long-term incentive plan	(16,743)	(25,114)
ESOP shares unallocated	(457,054)	(495,418)
Shares purchased by trust	(246,209)	(287,500)

Weighted-average common shares used to calculate basic earnings per share	13,301,462	13,536,245

Dilutive effect of:
Unvested shares – long-term incentive plan	16,743	25,114
Restricted stock awards	1,576	4

Weighted-average common shares used to calculate diluted earnings per share	13,319,781	13,561,363

Earnings per share-basic	$0.05	$0.03
Earnings per share-diluted	$0.05	$0.03

Outstanding common stock equivalents having no dilutive effect	879,643	806,196

(1) Excludes treasury stock

NOTE 2 - INVESTMENT AND MORTGAGE RELATED SECURITIES

The amortized cost and fair value of securities available-for-sale as of March 31, 2009 and December 31, 2008 are summarized as follows:

	March 31, 2009 (Unaudited)
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)

Obligations of U.S. government agencies	$313	$—	$—	$313
State and political subdivisions	14,176	123	(92)	14,207
Corporate securities	17,661	20	(544)	17,137
	32,150	143	(636)	31,657

Private label residential mortgage related security	866	—	(634)	232
Private label commercial mortgage related securities	13,989	29	(2,084)	11,934
Agency residential mortgage related securities	288,365	7,288	(150)	295,503
Total mortgage related securities	303,220	7,317	(2,868)	307,669

Total securities	$335,370	$7,460	$(3,504)	$339,326

	December 31, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)

State and political subdivisions	$14,679	$35	$(251)	$14,463
Corporate securities	11,124	4	(550)	10,578
	25,803	39	(801)	25,041

Private label residential mortgage related security	889	—	(620)	269
Private label commercial mortgage related securities	10,049	—	(2,745)	7,304
Agency residential mortgage related securities	257,990	4,442	(323)	262,109
Total mortgage related securities	268,928	4,442	(3,688)	269,682

Total securities	$294,731	$4,481	$(4,489)	$294,723

NOTE 2 - INVESTMENT AND MORTGAGE RELATED SECURITIES (CONTINUED)

The following tables show gross unrealized losses and fair value of securities, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2009 and December 31, 2008:

	March 31, 2009 (Unaudited)
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)

State and political subdivisions	$3,096	$(92)	$—	$—	$3,096	$(92)
Corporate securities	15,755	(544)	—	—	15,755	(544)
	18,851	(636)		—	18,851	(636)

Private label residential mortgage related security	—	—	232	(634)	232	(634)
Private label commercial mortgage related securities	2,378	(61)	8,021	(2,023)	10,399	(2,084)
Agency residential mortgage related securities	45,420	(144)	705	(6)	46,125	(150)
Total mortgage related securities	47,798	(205)	8,958	(2,663)	56,756	(2,868)

Total securities	$66,649	$(841)	$8,958	$(2,663)	$75,607	$(3,504)

	December 31, 2008
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)

State and political subdivisions	$8,645	$(251)	$—	$—	$8,645	$(251)
Corporate securities	9,214	(550)	—	—	9,214	(550)
	17,859	(801)	—	—	17,859	(801)

Private label residential mortgage related security	269	(620)	—	—	269	(620)
Private label commercial mortgage related securities	7,304	(2,745)	—	—	7,304	(2,745)
Agency residential mortgage related securities	16,217	(301)	717	(22)	16,934	(323)
Total mortgage related securities	23,790	(3,666)	717	(22)	24,507	(3,688)

Total securities	$41,649	$(4,467)	$717	$(22)	$42,366	$(4,489)

The Company evaluates current characteristics of each of its private label securities such as delinquency and foreclosure levels, credit enhancement, projected losses and coverage on a quarterly basis. It is possible that the underlying collateral of these securities will perform worse than current expectations, which may lead to adverse changes in cash flows on these securities and potential future other-than-temporary impairment losses. Events that may trigger material declines in fair values for these securities in the future would include but are not limited to deterioration of credit metrics, significantly higher levels of default and severity of loss on the underlying collateral, deteriorating credit enhancement and loss coverage ratios, or further illiquidity.

NOTE 2 - INVESTMENT AND MORTGAGE RELATED SECURITIES (CONTINUED)

The Company had one private label residential mortgage related security and five commercial mortgage related securities at March 31, 2009. The private label mortgage related security has a credit rating of AAA and its amortized cost was $866,000 and $889,000 at March 31, 2009 and December 31, 2008, respectively. This security has an unrealized loss of $634,000 and $620,000 as of March 31, 2009 and December 31, 2008, respectively. Delinquency levels on the underlying collateral in this security increased to 17.4% at March 31, 2009 compared to 13.8% at December 31, 2008 and 7.6% at March 31, 2008. Accordingly, management’s expectations for credit losses on this security have increased since December 31, 2008.  However, management believes the level of credit enhancement supporting this security is adequate to absorb management’s projected losses and, therefore, the unrealized loss on this security continues to be temporary at March 31, 2009 given management’s ability and intent to hold to recovery.

The commercial mortgage related securities each have a credit rating of AAA and an amortized cost of $12.5 million and $10.0 million at March 31, 2009 and December 31, 2008, respectively. The securities had a combined unrealized loss of $2.1 million and a combined unrealized loss of $2.7 million at March 31, 2009 and December 31, 2008, respectively. Management believes the impairment on these securities is temporary based on the cash flows, credit rating, credit enhancement, structure of the underlying securities and management’s ability and intent to hold to recovery.

NOTE 3 - LOANS

The composition of net loans at March 31, 2009, and December 31, 2008 is provided below (in thousands).

	March 31, 2009	December 31, 2008
	(Unaudited)
Real estate loans:
One-to four-family	$269,005	$260,833
Multi-family and commercial	174,603	155,564
Construction	65,339	65,002
	508,947	481,399
Consumer loans:
Home equity	60,249	63,987
Automobile	205	262
Lines of credit	12,922	11,486
Other	272	351
	73,648	76,086
Commercial loans	39,681	37,371
Total Loans	622,276	594,856
Deferred loan origination fees, net	525	379
Allowance for loan losses	(6,510)	(6,260)
Net Loans	$616,291	$588,975

The following table presents changes in the allowance for loan losses (in thousands):

	Three Months		Year
	Ended		Ended
	March 31,		December 31,
	2009	2008	2008
	(Unaudited)
Balance, beginning	$6,260	$3,376	$3,376
Provision for loan losses	395	175	2,900
Loans charged off	(145)	(12)	(19)
Recoveries	—	1	3
Balance, ending	$6,510	$3,540	$6,260

NOTE 3 — LOANS (CONTINUED)

As of March 31, 2009, the Bank had one interest rate swap agreement that was entered into during the quarter ended June 30, 2007.  The Bank had entered into a 15-year fixed rate commercial loan and the Bank’s risk management objective was to lock in the fair value of the loan.  The Bank met this objective by entering into a swap agreement to exchange fixed rate cash flows for variable rate cash flows. The swap is a fair-value hedge and the value of the swap is recorded as an adjustment to other assets in the Company’s Statements of Condition. The Bank has not entered into a swap since the June 2007 quarter and currently does not consider itself to be an active participant in the swap market.

As of March 31, 2009 and December 31, 2008, the Bank’s one swap agreement had a notional amount of $1.2 million, which was earning interest at 7.43%.  The Company is receiving a variable rate payment of three-month LIBOR plus 2.24% and is paying a fixed rate payment of 7.43%. The swap matures in April 2022 and had a market value loss position of $215,000 and $236,000 at March 31, 2009 and December 31, 2008, respectively.

The loan is contractually current and the critical terms of the loan and the swap are a mirror image except that the loan includes a default interest rate clause.  Accordingly, the Company has determined the market value of the gain position of the loan is equal to the market value loss position of the swap as of both December 31, 2008 and March 31, 2009.

NOTE 4 — MORTGAGE SERVICING ACTIVITY

Loans serviced for others are not included in the accompanying consolidated statements of condition. The unpaid principal balances of these loans were $104.4 million and $114.3 million at March 31, 2009 and 2008, respectively, and $109.6 million at December 31, 2008.

The following summarizes mortgage servicing rights for the three months ended March 31, 2009 and 2008 and the year ended December 31, 2008 (in thousands):

	Three Months Ended March 31,		Year Ended December 31,
	2009	2008	2008
	(Unaudited)
Balance, beginning	$827	$1,066	$1,066
Mortgage servicing rights capitalized	—	—	—
Mortgage servicing rights amortized	(47)	(34)	(106)
Valuation allowance	(24)	—	(133)
Balance, ending	$756	$1,032	$827

At March 31, 2009, March 31, 2008 and December 31, 2008, the fair value of the mortgage servicing rights (“MSRs”) was $775,000 (unaudited), $1.2 million (unaudited) and $836,000, respectively. The fair value at these dates was determined using a third-party valuation model that calculates the present value of estimated future servicing income. The model incorporates assumptions that market participants use in estimating future net servicing income, including estimates of prepayment speeds and discount rates. Mortgage loan prepayment speed is the annual rate at which borrowers are forecasted to repay their mortgage loan principal and is based on historical experience and current interest rates. The discount rate used to determine the present value of future net servicing income - another key assumption in the model - is the required rate of return the market would expect for an asset with similar risk. Both assumptions can, and generally will, change quarterly valuations as market conditions and interest rates change.

During 2008, the Bank recorded a total valuation allowance of $133,000 on its MSRs, which was due to a significant decrease in interest rates for residential mortgages during the year resulting in assumed higher mortgage prepayments.  This valuation allowance was increased by $24,000 to $157,000 during the first quarter of 2009.

NOTE 5 - DEPOSITS

Deposits and their respective weighted average interest rate at March 31, 2009 and December 31, 2008 consist of the following (dollars in thousands):

	March 31, 2009		December 31, 2008
	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate	Amount
	(Unaudited)
Non-interest bearing demand accounts	—%	$46,094	—%	$46,716
NOW accounts	1.12	35,827	1.13	35,330
Money market accounts	2.31	126,492	2.01	101,295
Savings and club accounts	0.25	51,045	0.25	51,196
Certificates of deposit	3.71	550,637	3.96	373,935
	2.95%	$810,095	2.86%	$608,472

NOTE 6 — BORROWINGS

Pursuant to collateral agreements with the Federal Home Loan Bank of Pittsburgh (the “FHLB”), advances are secured by qualifying first mortgage loans, qualifying fixed-income securities, FHLB stock and an interest-bearing demand deposit account with the FHLB. As of March 31, 2009, the Bank has $177.5 million in qualifying collateral pledged against its advances.

Maturity Date	Interest Rate	Strike Rate	Call Date	Amount
				(in thousands)

December 2009	2.26%			$5,000
February 2010	2.84%			10,000
August 2011	4.89%	7.50%	May 2009	20,000
August 2011	4.87%	7.50%	May 2009	10,000
July 2013	4.10%			9,845
December 2013	2.80%		December 2010	5,000
January 2015	3.49%			25,494
December 2015	3.06%		December 2011	5,000
November 2017	3.62%		November 2010	15,000
November 2017	3.87%		November 2011	15,000
December 2017	2.83%		June 2009	20,000
December 2018	3.15%		December 2012	5,000

				$145,339

For the borrowings that contractually mature in August 2011, if three-month LIBOR is greater than or equal to the Strike Rate, the FHLB can notify the Bank of its intention to convert the borrowing to an adjustable-rate advance equal to three-month LIBOR (1.19% at March 31, 2009) plus .2175% on a quarterly basis. The Bank has the option to repay these advances at each of the option dates without penalty. Accordingly, the contractual maturities above may differ from actual maturities.

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

NOTE 6 — BORROWINGS (CONTINUED)

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

The borrowings that contractually mature in November 2017 may be called by the FHLB on the call dates disclosed in the above table. If the borrowing is called, the Bank has the option to either pay off the borrowing without penalty or the borrowing’s fixed rate resets to a variable rate of three-month LIBOR plus .10%. Subsequent to the call date, the borrowings are callable by the FHLB quarterly.  Accordingly, the contractual maturities above may differ from actual maturities.

The borrowing that contractually matures in December 2017 may be called by the FHLB on the call date disclosed in the above table. If the borrowing is called, the Bank has the option to either pay off the borrowing without penalty or the borrowing’s fixed rate resets to a variable rate of three-month LIBOR plus ..11%.  Subsequent to the call date, the borrowing is callable by the FHLB quarterly.  Accordingly, the contractual maturities above may differ from actual maturities.

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

The Bank has a maximum borrowing capacity with the FHLB of approximately $479.3 million at December 31, 2008, the latest date for which information is available.

As a member of the FHLB, the Bank is required to acquire and hold shares of capital stock in the FHLB in an amount of at least equal to 4.75% of its advances from the FHLB, plus 0.75% of the unused borrowing capacity.  The Bank was in compliance with this requirement with a stock investment in the FHLB of $9.7 million at March 31, 2009.

During December 2008, the FHLB announced that it does not intend to pay a dividend on its common stock for the foreseeable future.  Additionally, the FHLB indicated it would not redeem any common stock associated with member advance repayments and that it may increase its individual member stock investment requirements. The FHLB is permitted to increase the amount of capital stock required to be owned by an FHLB member to 6.00% of a member’s advances, plus 1.50% of the unused borrowing capacity.  As of March 31, 2009 the Company’s maximum stock obligation was $13.7 million.

Other Borrowed Funds

Other borrowed funds obtained from large commercial banks totaled $50.0 million at March 31, 2009.  These borrowings contractually mature with dates ranging from November 2014 thru November 2018 and may be called by the lender based on the underlying agreements.  Subsequent to the call date, these borrowings are callable by the lender quarterly. Accordingly, the contractual maturities above may differ from actual maturities.

Maturity	Interest
Date	Rate	Call Date	Amount
			(in thousands)
November 2014	3.60%	November 2009	$20,000
September 2018	3.40%	September 2012	10,000
September 2018	3.20%	September 2012	5,000
October 2018	3.15%	October 2011	5,000
October 2018	3.27%	October 2011	5,000
November 2018	3.37%	November 2013	5,000
			$50,000

Mortgage backed securities with a fair value of $64.0 million at March 31, 2009 were pledged as collateral for these other borrowed funds.

NOTE 7 — STOCK BASED COMPENSATION

During the three months ended March 31, 2009, the Company recorded $243,000 of stock based compensation expense in connection with the 2007 Equity Incentive Plan, comprised of stock option expense of $107,000 and restricted stock expense of $136,000.

The following is a summary of the Company’s stock option activity and related information for the 2007 Equity Incentive Plan for the three months ended March 31, 2009:

		Weighted
	Number of	Average
	Stock	Exercise
	Options	Price

Outstanding at December 31, 2008	615,200	$12.22
Granted	80,359	8.79
Exercised	—	—
Forfeited	—	—
Outstanding at March 31, 2009	695,559	$11.83
Exercisable at March 31, 2009	117,440	$12.26

The following is a summary of the Company’s unvested options as of March 31, 2009 and changes therein during the three months then ended:

		Weighted
	Number of	Average
	Stock	Grant Date
	Options	Fair Value

Unvested at December 31, 2008	512,140	$3.28
Granted	80,359	2.39
Exercised	—	—
Vested	(14,380)	2.73
Forfeited	—	—
Unvested at March 31, 2009	578,119	$3.17

Expected future expense relating to the 578,119 non-vested options outstanding as of March 31, 2009 is $1.6 million over a weighted average period of 3.7 years.

During the three months ended March 31, 2009, the Company determined the fair value of the options granted was $2.39.  This value was based on the following assumptions:

Expected dividend yield	1.90%
Expected volatility	30.00%
Risk –free interest rate	2.33%
Expected option life in years	6.50

The following is a summary of the status of the Company’s restricted stock as of March 31, 2009 and changes therein during the three months then ended:

		Weighted
	Number of	Average
	Restricted	Grant Date
	Shares	Fair Value
Unvested at December 31, 2008	179,580	$12.29
Granted	8,200	8.79
Vested	(2,120)	11.39
Forfeited	—	—
Unvested at March 31, 2009	185,660	$12.15

Expected future compensation expense relating to the 185,660 restricted shares at March 31, 2009 is $1.9 million over a weighted average period of 3.5 years.

NOTE 8 — FAIR VALUE

SFAS No. 157, “Fair Value Measurement” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  This statement applies under other accounting pronouncements that require or permit fair value measurements.

The standard describes three levels of inputs that may be used to measure fair value:

Level 1 — Inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that are accessible at the measurement date.

Level 2  — Inputs are other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 — Valuations are observed from unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The Company classified three types of financial instruments as Level 3 as of March 31, 2009. The first instrument is a private label collateralized mortgage obligation (“CMO”), the fair value of which, unlike U.S. agency mortgage related securities, is more difficult to determine because they are not actively traded in securities markets.  The second instrument is its private label commercial mortgage backed securities (“CMBS”), the fair value of which is also more difficult to determine because they are not actively traded in securities markets.  The third instrument is a loan, which was recorded at fair value when the Company adopted SFAS No. 159, since lending credit risk is not an observable input for this individual commercial loan (see Note 3).  The unrealized loss in the private label CMO was $634,000 at March 31, 2009 compared to $620,000 at December 31, 2008.  The unrealized loss in the private label CMBS portfolio was $2.1 million at March 31, 2009 compared to $2.7 million at December 31, 2008. The unrealized gain on the loan was $215,000 at March 31, 2009 compared to an unrealized gain of $236,000 at December 31, 2008.

The following table, which sets forth the Company’s fair value measurements at March 31, 2009, includes (1) investment securities and mortgage related securities available-for-sale; (2) the two financial instruments recorded at fair value in conjunction with the Company’s adoption of SFAS No. 159 in the first quarter of 2008 and (3) tranches of MSRs recorded at fair value.

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
		for Identical	Observable	Unobservable
	As of	Assets	Inputs	Inputs
Description	March 31, 2009	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)
Obligations of U.S. government agencies	$313	$—	$313	$—
State and political subdivisions	14,207	—	14,207	—
Corporate securities	17,137	—	17,137	—
Private label residential mortgage related security	232	—	—	232
Private label commercial mortgage related securities	11,934	—	—	11,934
Agency residential mortgage related securities	295,503	—	295,503	—
Loans (1)	1,390	—	—	1,390
Mortgage servicing rights	675	—	675	—
Other assets — swap contract (1)	(215)	—	(215)	—
Total	$341,176	$—	$327,620	$13,556

(1)          Such assets recorded at fair value in conjunction with adoption of SFAS No. 159.

NOTE 8 — FAIR VALUE (CONTINUED)

The following table includes a roll forward of the Significant Other Unobservable Inputs (Level 3) for the period of January 1, 2009 to March 31, 2009.

	Private Label	Private Label
	Residential	Commercial
	Mortgage	Mortgage
	Security	Securities	Loans	Total

Beginning balance, January 1, 2009	$269	$7,304	$1,425	$8,998
Purchases of securities	—	3,945		3,945
Payments received	(23)	—	(14)	(37)
Premium amortization	—	(5)	—	(5)
Increase/(decrease) in value	(14)	690	(21)	655
Reclassification to Level 3	—	—	—	—

Ending balance, March 31, 2009	$232	$11,934	$1,390	$13,556

The Company utilizes an external third-party pricing service to perform evaluations on its investment portfolio on at least a quarterly basis.  The Company made no adjustments to the values obtained from the pricing service at March 31, 2009.  The Company will continue to evaluate the appropriateness of the identified Level 1, 2 or 3 classifications on a recurring basis.

NOTE 9 - COMPREHENSIVE INCOME

Comprehensive income for the three months ended March 31, 2009, and 2008 is as follows (in thousands):

	Three Months Ended March 31,
	2009	2008
	(Unaudited)
Net income	$601	$345

Other comprehensive income:
Unrealized holding gains arising during the period, net of tax expense ($1,371 and $369 for the three months ended March 31, 2009 and 2008, respectively)	2,593	751
Less: Reclassification adjustment for gains included in net income, net of taxes ($0 and $24 for the three months ended March 31, 2009 and 2008, respectively)	—	46
Plus: Amortization of pension actuarial loss	—	2
Other comprehensive income	2,593	707
Comprehensive income	$3,194	$1,052

NOTE 10 — ACCOUNTING PRONOUNCEMENTS

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1 “Interim Disclosures about Fair Value of Financial Instruments.”  FSP FAS 107-1 amends SFAS No. 107,”Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  All publicly traded companies are required to include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods.  FAS 107-1 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  An entity may early adopt this statement only if it also elects to early adopt FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset and Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”, and FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”, which are both discussed in the next two paragraphs. The Company did not early adopt this statement as of March 31, 2009 and does not believe the adoption of this statement will have a material effect on its results of operations or financial position, if any.  The Company will make the required disclosures in the second quarter 2009 Form 10-Q.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.”  FSP FAS 115-2 and FAS 124-2 amend the other-than-temporary impairment guidance for debt securities.  FSP FAS 115-2 and 124-2 is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  If any entity elects to early adopt FSP FAS 157-4, the entity must also early adopt FSP FAS 115-2 and FAS 124-2.   The Company did not early adopt this statement as of March 31, 2009.  Since the Company has not had any other-than-temporary impairment as of March 31, 2009, no cumulative-effect adjustments will be required to be recorded at adoption.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that are not Orderly.”  This FSP provides additional guidance for estimating fair value in accordance with FASB No. 157, “Fair Value Measurements”, when the volume and level of activity for the asset or liability have significantly decreased.  FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively.  Early adoption is permitted for periods ending after March 15, 2009.  If a reporting entity elects to early adopt either FSP FAS 115-2 and FAS 124-2 or FSP FAS 107-1 and APB 28-1, the reporting entity must also early adopt this FSP. The Company did not early adopt this statement as of March 31, 2009 and is currently evaluating the impact the FSP will have on the results of operations or financial position, if any.

In March 2008, the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (SFAS No. 161).  SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities.  Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company adopted this statement in the first quarter of 2009.  The additional disclosure required regarding the Bank’s one interest rate swap agreement has been provided in Note 3 — Loans.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This quarterly report contains forward-looking statements that are based on assumptions and may describe future plans, strategies and expectations of the Company. These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and its subsidiary include, but are not limited to, changes in interest rates, national and regional economic conditions, legislative and regulatory changes, monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality and composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company’s market area, changes in real estate market values in the Company’s market area, changes in relevant accounting principles and guidelines and the inability of third party service providers to perform their functions.  Additional factors that may affect our results are discussed in the section titled “Risk Factors” in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 12, 2009, and its other Securities and Exchange Commission reports.

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

Critical Accounting Policies

We consider accounting policies involving significant judgments and assumptions by management that have, or could have, a material impact on the carrying value of certain assets or on income to be critical accounting policies. We consider the following to be our critical accounting policies: allowance for loan losses, valuation and other-than-temporary impairment of securities, and deferred income taxes.

Allowance for Loan Losses. The allowance for loan losses is maintained at a level representing management’s best estimate of known and inherent losses in the loan portfolio, based on management’s evaluation of the portfolio’s collectibility. The allowance is established through the provision for loan losses, which is charged against income. Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment. Among the material estimates required to establish the allowance are: loss exposure at default; the amount and timing of future cash flows on impacted loans; value of collateral; and determination of loss factors to be applied to the various elements of the portfolio. All of these estimates are susceptible to significant change. Management reviews the level of the allowance on a quarterly basis and establishes the provision for loan losses based upon an evaluation of the size and composition of the portfolio, loss experience in particular segments of the portfolio, trends and absolute levels of classified and criticized loans, trends and absolute levels in delinquent loans, trends in risk ratings, actual charge-offs, trends in industry charge-offs by particular segments and changes in local and national economic and business conditions.  Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation. Further, current economic conditions have increased the uncertainty inherent in these estimates and assumptions.  In addition, the Office of Thrift Supervision, as an integral part of its examination process, periodically reviews our allowance for loan losses. Such agency may require us to recognize adjustments to the allowance based on its judgments about information available to it at the time of its examination. A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would negatively affect earnings.

Valuation and Other-Than-Temporary Impairment of Investment Securities. Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and FASB Staff Position FAS 115-1 and 124-1 “The Meaning of Other Than Temporary Impairment and Its Application to Certain Investments,” require companies to perform periodic reviews of individual securities in their investment portfolios to determine whether a decline in the value of a security is other than temporary. A review of other-than-temporary impairment requires companies to make certain judgments regarding the nature of the decline, its effect on the financial statements and the probability, extent and timing of a valuation recovery and the company’s intent and ability to hold the security. Pursuant to these requirements, we assess valuation declines to determine the extent to which such changes are attributable to (1) fundamental factors specific to the issuer, such as financial condition, business prospects or other factors, or (2) market-related factors, such as required market yields, interest rates or equity market declines. If the decline in the market value of a security is determined to be other than temporary, we reduce the book value of such security to its current market value, recognizing the decline as a realized loss on the income statement.  The Company did not have any other-than-temporary impairment charges during the first quarter of 2009 and management does not believe that any individual unrealized loss represents an other-than-temporary impairment at March 31, 2009.  See Note 2 to the consolidated financial statements for a schedule that shows gross unrealized losses and fair value of securities, aggregated by security category and length of time that individual securities have been in a continuous realized loss position at March 31, 2009 and December 31, 2008 and Note 8 for discussion related to the determination of fair value.

Deferred Income Taxes. We use the asset and liability method of accounting for income taxes as prescribed in Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We exercise significant judgment in evaluating the amount and timing of recognition of the resulting tax liabilities and assets. These judgments require us to make projections of future taxable income. The judgments and estimates we make in determining our deferred tax assets, which are inherently subjective, are reviewed on a continual basis as regulatory and business factors change. Any reduction in estimated future taxable income may require us to record a valuation allowance against our deferred tax assets. Specifically, the Company had a charitable contribution carryover of $861,000 as of March 31, 2009, resulting in a deferred tax asset of $293,000.  Utilization of this carryover is limited to 10% of taxable income on an annual basis. Such carryover will expire on December 31, 2011, if not utilized. If the Company is unable to generate sufficient taxable income to utilize this carryover it may require us to record a valuation allowance against this deferred tax asset.  Any valuation allowance would result in additional income tax expense in the period, which would negatively affect earnings.

Comparison of Financial Condition at March 31, 2009 and December 31, 2008

Total assets increased $203.2 million, or 21.8%, to $1.11 billion at March 31, 2009, compared to $931.3 million at December 31, 2008.  Cash and cash equivalents increased $131.2 million from December 31, 2008 to March 31, 2009 as excess funds from deposit inflows were invested in money market funds.  Loans increased $27.3 million from December 31, 2008 to March 31, 2009. Approximately $21.3 million of this increase was in commercial and commercial real estate loans as we continue our strategic initiative to increase our commercial loan portfolio. Additionally, $8.2 million of this increase was in one- to four-family real estate loans as we were able to grow this portfolio, within our geographic region, through our correspondent relationships. The increase in the real estate and commercial loans was offset by a decrease of $2.4 million in consumer loans as the Company has elected to de-emphasize these types of loans in the current economic environment.  Mortgage related securities available for sale increased $38.0 million, primarily due to an increase in agency residential mortgage related securities, and investment related securities available for sale increased $6.6 million, primarily due to an increase in corporate securities.  All of the increases in assets were directly funded by the increase in deposit accounts in the first quarter of 2009.

Deposits increased $201.6 million, or 33.1%, from $608.5 at December 31, 2008 to $810.1 million at March 31, 2009. Money market accounts increased $25.2 million, or 24.9%, and certificates of deposits increased $176.7 million, or 47.3%, from December 31, 2008 to March 31, 2009.  During March, the Bank offered attractive rates on selected money market and certificate of deposit products to increase its market share in the Philadelphia, Pennsylvania market area resulting in approximately 6,500 new deposit accounts representing greater than $200 million in deposits, of which approximately 50% were new deposit customers.  The Company intends to invest these funds in loans to qualified business and consumers.

Stockholders’ equity increased $2.7 million to $123.9 million at March 31, 2009 compared to $121.2 million at December 31, 2008 primarily due to unrealized gains, net of taxes, on the investment portfolio of $2.6 million and net income of $601,000 offset by the repurchase of 89,039 shares of common stock at a cost of $856,000.

Comparison of Operating Results for the Three Months Ended March 31, 2009 and 2008

General. Net income increased $256,000, or 74.2%, to $601,000 for the three months ended March 31, 2009 compared to $345,000 for the three months ended March 31, 2008, primarily due to a $866,000 increase in net interest income offset by an increase in the provision for loan losses of $220,000, a decrease in other noninterest income of $46,000, an increase in noninterest expense of $229,000,  and an increase in tax expense of  $115,000.

Net Interest Income. Net interest income increased $866,000, or 17.5%, to $5.8 million for the three months ended March 31, 2009 compared the same period in 2008.  The increase in net interest income was due to an increase in total interest income of  $685,000 and a $181,000 decrease in total interest expense. The increase in total interest income was primarily due to an increase in the average balances on earning assets of $114.0 million offset by a decrease in the average yield on interest-earning assets from 5.48% to 5.10%.  The increase in average balances of interest-earning assets was primarily due to: (1) an increase in the average balance of loans of $142.0 million year over year primarily related to the implementation of the Company’s focus on increasing its levels of commercial lending; and (2) an increase in the average balance of mortgage related securities of $31.9 million year over year offset by (1) a decrease of $41.4 million in average taxable securities and (2) a decrease of $11.7 million in the average balance of money market funds.  The decrease in net interest expense was primarily due to a decrease in the average cost on interest bearing-liabilities from 3.73% to 3.14% partially offset by an increase in the average balances on interest-bearing liabilities of $111.6 million.  The increase in the average balance of interest-bearing liabilities was primarily due to an increase in the average balance of FHLB advances and other borrowed funds of  $69.6 million as well as an increase of $42.1 million in total interest-bearing deposits.

The Company intends to maintain a significant portion of the first quarter increase in deposits in short-term money market funds, which it anticipates will have a negative impact on net interest income, until such funds are deployed into higher-yielding loans.

The following table summarizes average balances and average yields and costs of interest-earning assets and interest-bearing liabilities for the three months ended March 31, 2009 and 2008. Yields are not presented on a tax-equivalent basis. Any adjustments necessary to present yields on a tax-equivalent basis are insignificant.

	Three Months Ended March 31,
	2009			2008
		Interest			Interest
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Interest-earning demand deposits	$11,855	$1	0.04%	$13,259	$70	2.11%
Money market funds	18,183	38	0.84	29,915	275	3.70
Mortgage-related securities	269,523	3,255	4.83	237,640	2,904	4.89
Taxable securities	21,820	125	2.29	63,217	709	4.48
Nontaxable securities	14,538	143	3.93	16,950	168	3.96
Loans:
Residential loans	261,767	3,733	5.70	217,444	3,068	5.64
Commercial loans	263,353	3,594	5.46	162,706	2,910	7.08
Consumer loans	75,317	1,050	5.58	78,278	1,150	5.88
Total loans	600,437	8,377	5.58	458,428	7,128	6.19
Allowance for loan losses	(6,356)	—	—	(3,420)	—	—
Net loans	594,081	8,377	—	455,008	7,128	—
Total interest-earning assets	930,000	11,939	5.10	815,989	11,254	5.48
Noninterest-earning assets	36,266			36,485
Total assets	$966,266			$852,474

Liabilities and equity:
Interest-bearing liabilities:
NOW and money market deposit accounts	$140,727	629	1.81	$94,169	538	2.30
Savings accounts	52,244	32	0.25	53,637	58	0.43
Certificates of deposit	399,700	3,718	3.77	402,810	4,511	4.50
Total interest-bearing deposits	592,671	4,379	3.00	550,616	5,107	3.73

FHLB advances	146,524	1,330	3.63	107,938	1,030	3.78
Other borrowed funds	50,993	429	3.36	20,000	182	3.60
Total borrowings	197,517	1,759	3.56	127,938	1,212	3.75
Total interest-bearing liabilities	790,188	6,138	3.14	678,554	6,319	3.73
Noninterest-bearing deposits	46,950			44,417
Other non-interest bearing liabilities	6,820			6,416
Total liabilities	843,958			729,387
Retained earnings	121,364			121,810
Accumulated comprehensive income	944			1,277
Total stockholders’ equity	$122,308			$123,087

Total liabilities and stockholders’ equity	$966,266			$852,474
Net interest income		$5,801			$4,935
Interest rate spread			1.96%			1.75%
Net interest margin			2.45%			2.39%
Average interest-earning assets to average interest-bearing liabilities			117.69%			120.25%

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

	Three Months Ended
	March 31, 2009
	Compared to
	Three Months Ended
	March 31, 2008
	Increase (Decrease)
	Due to
	Rate	Volume	Net
	(In Thousands)
Interest and dividend income:
Interest-earning demand deposits	$(61)	$(8)	$(69)
Money market funds	(129)	(108)	(237)
Mortgage related securities	(38)	389	351
Taxable securities	(120)	(464)	(584)
Nontaxable securities	(1)	(24)	(25)
Loans:			—
Residential loans	40	625	665
Commercial loans	(1,116)	1,800	684
Consumer loans	(57)	(43)	(100)
Total loans	(1,133)	2,382	1,249
Total interest-earning assets	$(1,482)	$2,167	$685

Interest expense:
NOW and money market deposits	$(175)	$266	$91
Savings accounts	(25)	(1)	(26)
Certificates of deposit	(758)	(35)	(793)
Total interest-bearing deposits	(958)	230	(728)

FHLB advances	(68)	368	300
Other borrowed funds	(35)	282	247
Total interest-bearing liabilities	(1,061)	880	(181)

Net change in net interest income	$(421)	$1,287	$866

Provision for Loan Losses. The Bank recorded a provision for loan losses of $395,000 for the three months ended March 31, 2009 compared to $175,000 for the three months ending March 31, 2008.  The increase in the provision was a result of continued loan growth, primarily in commercial loans, a $685,000, or 11.7%, increase in nonperforming assets and a $133,000 increase in charge-offs.

The following table provides information with respect to the Bank’s nonperforming assets at the dates indicated. There were no troubled debt restructurings as of the dates presented.

	At March 31,	At December 31,
	2009	2008
	(Dollars in thousands)
Nonaccrual loans:
One- to four-family	$1,445	$1,503
Multi-family and commercial real estate	1,539	685
Construction	3,509	3,495
Consumer	42	167

Total	6,535	5,850
Accruing loans past due 90 days or more:
One- to four-family	—	—

Total	—	—
Total of nonaccrual loans and accruing loans 90 days or more past due	$6,535	$5,850

Real estate owned	—	—

Total nonperforming assets	$6,535	$5,850

Total nonperforming loans to total loans	1.05%	0.98%
Total nonperforming loans to total assets	0.58	0.63
Total nonperforming assets to total assets	0.58	0.63

The increase in nonaccrual loans of $685,000 to $6.5 million at March 31, 2009 from $5.9 million at December 31, 2008 was primarily the result of a two commercial real estate loans in the amount of $516,000 and $338,000, respectively, being placed on nonaccrual during the quarter.  These loans are secured by commercial real estate in the southern New Jersey area. The Bank currently believes the borrowers have adequate collateral to pay the loans upon liquidation.  This increase was offset by a $145,000 charge-off related to two loans to one borrower secured by a residential property in the southern New Jersey area.

The increase in the recorded investment in impaired loans requiring an allowance for loan losses of $169,000 to $6.5 million at March 31, 2009 from $6.4 million at December 31, 2008 was primarily due to classifying one new loan as impaired in the amount of $338,000, offset by a $145,000 charge-off related to two loans to one borrower.  Both loans are discussed in the prior paragraph.

Noninterest Income. The following table summarizes other income for the three months ended March 31, 2009, and 2008.

	Three Months
	Ended March 31,
	2009	2008	$ Change	% Change
	(Dollars in thousands)

Service charges and other fee income	$170	$191	$(21)	(11.0)%
Net gain on sale of:
Securities available-for-sale	—	70	(70)	(100.0)%
Loans	3	3	—	—
Income on bank-owned life insurance	109	111	(2)	(1.8)%
Other	65	18	47	261.1%
Total	$347	$393	$(46)	(11.7)%

Service charges and other fee income decreased by $21,000 primarily as a result of the Bank recording a valuation allowance of $24,000 on its mortgage servicing rights.  This was due to significant decreases in interest rates for residential mortgages, resulting in assumed higher mortgage prepayments.  Gain on sale of investment securities decreased $70,000 during the first quarter of 2009, as the Company sold no securities in 2009 compared to $91.1 million in the first quarter of 2008.  These decreases were offset by an increase in other income of $47,000 primarily as a result of an increase of $48,000 of income earned on the Bank’s investment in Philadelphia Mortgage Advisors, Inc.

Noninterest Expense. The following table summarizes noninterest expense for the three months ended March 31, 2009 and 2008.

	Three Months
	Ended March 31,
	2009	2008	$ Change	% Change
	(Dollars in thousands)

Salaries, benefits and other compensation	$2,850	$2,798	$52	1.9%
Occupancy expense	495	486	9	1.9%
Furniture and equipment expense	221	216	5	2.3%
Data processing costs	385	393	(8)	(2.0)%
Professional fees	266	313	(47)	(15.0)%
Marketing expense	84	95	(11)	(11.6)%
FDIC premiums	241	30	211	703.3%
Other	409	391	18	4.6%
Total	$4,951	$4,722	$229	4.8%

The increase in noninterest expense was primarily a result of an increase in FDIC insurance premiums of $211,000, due to the increased assessment for the three months ended March 31, 2009 by seven basis points to twelve basis points and that the Bank’s FDIC insurance credit was fully utilized during the fourth quarter of 2008.  A special insurance premium assessment has been proposed by the FDIC, which will substantially increase the FDIC insurance premiums in the second quarter of 2009.  In addition, salaries, benefits and other compensation increased $52,000, or 1.9%.  These increases were offset by a decrease of $47,000 in professional fees primarily due to a reduction in consulting fees.

Income Taxes. The income tax provision for the three months ended March 31, 2009 was $201,000 compared to $86,000 for the three months ended March 31, 2008.   The Company’s effective income tax rate was 25.1% and 20.0% for the three-month periods ended March 31, 2009 and 2008, respectively.  These rates reflect the Company’s levels of tax-exempt income for both periods relative to the overall level of taxable income.

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

The following table presents certain of our contractual obligations as of March 31, 2009 and December 31, 2008.

		Payments Due by period
		Less than	One to	Three to	More Than
Contractual Obligations	Total	One Year	Three Years	Five Years	Five Years
	(In thousands)

At March 31, 2009
Operating lease obligations (1)	$1,575	$496	$921	$158	$—
FHLB advances and other borrowings (2)	225,440	16,226	50,856	32,015	126,343
Other long-term obligations (3)	7,101	1,653	3,086	2,362	—
Total	$234,116	$18,375	$54,863	$34,535	$126,343

At December 31, 2008
Operating lease obligations (1)	$1,702	$498	$929	$275	$—
FHLB advances and other borrowings (2)	238,197	16,260	61,237	32,221	128,479
Other long-term obligations (3)	7,443	1,651	3,131	2,661	—
Total	$247,342	$18,409	$65,297	$35,157	$128,479

(1)          Represents lease obligations for operations center, one loan production office and equipment.

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

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At March 31, 2009, cash and cash equivalents totaled $135.1 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $339.3 million at March 31, 2009. In addition, at December 31, 2008, the latest date available, we had the ability to borrow a total of approximately $479.3 million from the FHLB. On March 31, 2009, we had $145.3 million of borrowings outstanding with the FHLB as well as  $50.0 million of borrowings outstanding with another financial institution.  The significant increase in cash and cash equivalents of $131.2 million from December 31, 2008 to March 31, 2009 was a result of the increase in deposits during the quarter.

At March 31, 2009, we had $101.5 million in loan commitments outstanding, which consisted of $3.8 million of mortgage loan commitments, $21.3 million in unused home equity lines of credit, $7.2 million in consumer loans, $69.2 million in commercial loan commitments and $16,000 in standby letters of credit. Certificates of deposit due within one year of March 31, 2009 totaled $228.4 million, or 41.5% of total certificates of deposit, at March 31, 2009.  The percentage of certificates of deposit due within one year declined to 41.5% from 53.5% at December 31, 2008 as a result of the Company’s certificate of deposit promotion which attracted a greater portion of certificates of deposit with a term of eighteen months or longer. We believe, in general, the relatively large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods in the current interest rate environment. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before March 31, 2010. We believe, however, based on past experience, that a significant portion of these certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activities are the origination of loans and the purchase and sale of securities. Our primary financing activities consist of activity in deposit accounts, FHLB advances and other borrowed funds.  Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors. We generally manage the pricing of our deposits to be competitive and to increase core deposit relationships. Occasionally, we offer promotional rates on certain deposit products to attract deposits.

The following table presents our primary investing and financing activities during the periods indicated and does not include loans originated and held for sale.

	Three Months Ended March 31, 2009	Year Ended December 31, 2008
Investing activities:
Loan originations	$(45,228)	$(207,687)
Other decreases in loans	17,615	82,182
Purchase of loan participations	(98)	(19,335)
Security purchases	(56,225)	(163,303)
Security sales	—	94,449
Security maturities, calls and principal repayments	14,756	68,893
Financing activities:
Increase in deposits	201,623	22,912
(Decrease) increase in FHLB advances	(1,040)	66,379
Increase in other borrowings	—	30,000
Purchase of treasury stock	(856)	(3,369)

Capital Management. The Bank is subject to various regulatory capital requirements administered by the Office of Thrift Supervision, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At March 31, 2009, the Bank exceeded all of regulatory capital requirements and was considered a “well capitalized” institution under regulatory guidelines.

The following table presents the Bank’s capital ratios and the minimum capital requirements to be considered “well capitalized” by the OTS as of March 31, 2009 and December 31, 2008:

	Ratio	Minimum to be Well Capitalized
March 31, 2009:
Total risk-based capital (to risk-weighted assets)	17.35%	≥10.0%
Tier 1 capital (to risk-weighted assets)	16.40%	≥ 6.0%
Tier 1 capital (to adjusted assets)	8.91%	≥ 5.0%

December 31, 2008:
Total risk-based capital (to risk-weighted assets)	19.25%	≥10.0%
Tier 1 capital (to risk-weighted assets)	18.11%	≥ 6.0%
Tier 1 capital (to adjusted assets)	10.70%	≥ 5.0%

Total stockholders’ equity to total assets was 10.92% at March 31, 2009, 13.02% at December 31, 2008 and 14.26% at March 31, 2008.  As a result of Fox Chase Bancorp’s initial public offering in 2006, the Company has significant capital. The Company’s financial condition and results of operations have been enhanced by the capital from the offering, resulting in increased net interest-earning assets.  However, the large increase in equity resulting from the capital raised in the offering has had an adverse impact on our return on equity.  The Company may use capital management tools such as cash dividends and share repurchases as well as improving operating income to increase its return on equity.

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

For the period ended March 31, 2009, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

At March 31, 2009, there has not been any material change to the market risk disclosure from that contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Item 4. Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”): (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  In addition, no change in the Company’s internal control over financial reporting occurred during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially effect, Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

As of March 31, 2009, the risk factors of the Company have not changed materially from those reported in the Company’s Annual Report on Form 10-K.  In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect our business, financial condition or future results.  The risks described in our Annual Report on Form 10-K are not the only risks that we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs

January 1, 2009 through January 31, 2009 (1)	32,600	$10.45	32,600	335,209

February 1, 2009 through February 28, 2009	18,309	$9.61	18,309	316,900

March 1, 2009 through March 31, 2009	38,130	$8.84	38,130	278,770
Total	89,039	$9.59	89,039

(1)  On February 7, 2008, the Company announced that the Board of Directors had approved a stock repurchase program authorizing the Company to repurchase up to  327,000 shares of the Company’s common stock (the “February 2008 program”). The February 2008 program was completed during the first quarter of 2009.  On July 31, 2008, the Company announced that the Board of Directors approved the repurchase of up to an additional 327,000 shares of the Company’s common stock (the “July 2008 program”). During the first quarter of 2009, the Company repurchased 48,230 shares as part of the July 2008 program.  This repurchase program will continue until it is completed or terminated by the Board of Directors.

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

(2)           Incorporated by reference to this document from the exhibits to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 9, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FOX CHASE BANCORP, INC.

Dated: May 8, 2009	By:	/s/ Thomas M. Petro
Thomas M. Petro
President and Chief Executive Officer
(principal executive officer)

Dated: May 8, 2009	By:	/s/ Roger S. Deacon
Roger S. Deacon
Chief Financial Officer
(principal financial officer)