Form 10-Q
period 2009-06-30
Fox Chase Bancorp Inc
filed 2009-08-06
CIK 1359111

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

As of July 31, 2009, there were 13,740,170 shares of the registrant’s common stock outstanding.

FOX CHASE BANCORP, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FOX CHASE BANCORP, INC

Consolidated Statements of Condition

(In Thousands, Except Share Data)

	June 30,	December 31,
	2009	2008
	(unaudited)
ASSETS
Cash and due from banks	$520	$642
Interest-earning demand deposits in other banks	72,819	3,302
Money market funds	31,916	—
Total cash and cash equivalents	105,255	3,944
Investment securities available-for-sale	37,272	25,041
Mortgage related securities available-for-sale	357,894	269,682
Loans, net of allowance for loan losses of $7,071 at June 30, 2009 and $6,260 at December 31, 2008	624,564	588,975
Loans held for sale	168	—
Federal Home Loan Bank stock, at cost	9,778	9,707
Bank-owned life insurance	12,435	12,214
Premises and equipment	11,390	11,748
Real estate held for investment	1,957	1,957
Accrued interest receivable	4,359	3,721
Mortgage servicing rights	793	827
Deferred tax asset, net	30	1,869
Other assets	3,736	1,585
Total Assets	$1,169,631	$931,270
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits	$844,737	$608,472
Federal Home Loan Bank advances	144,290	146,379
Other borrowed funds	50,000	50,000
Advances from borrowers for taxes and insurance	2,878	2,589
Accrued interest payable	762	727
Accrued expenses and other liabilities	2,453	1,883
Total Liabilities	1,045,120	810,050
STOCKHOLDERS’ EQUITY
Preferred stock ($.01 par value; 1,000,000 shares authorized,none issued and outstanding at June 30, 2009 and December 31, 2009)	—	—
Common stock ($.01 par value; 35,000,000 shares authorized,14,679,750 shares issued and 13,799,970 shares outstanding at June 30, 2009 and 14,679,750 shares issued and 14,066,559 shares outstanding at December 31, 2008)	147	147
Additional paid-in capital	64,008	63,516
Treasury stock (at cost, 879,780 shares at June 30, 2009 and 613,191 shares at December 31, 2008)	(9,929)	(7,293)
Common stock acquired by benefit plans	(7,582)	(7,819)
Retained earnings	73,557	72,664
Accumulated other comprehensive income, net	4,310	5
Total Stockholders’ Equity	124,511	121,220
Total Liabilities and Stockholders’ Equity	$1,169,631	$931,270

See accompanying notes to the unaudited consolidated financial statements.

FOX CHASE BANCORP, INC

Consolidated Statements of Operations

(Unaudited)

(In Thousands, Except Per Share Data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
INTEREST INCOME
Interest and fees on loans	$8,758	$7,181	$17,135	$14,309
Interest on money market funds	122	246	160	521
Interest on mortgage related securities available-for-sale	3,505	3,206	6,760	6,110
Interest on investment securities available-for-sale
Taxable	261	104	385	755
Nontaxable	140	155	283	323
Dividend income	—	66	1	124
Other interest income	135	37	136	107
Total Interest Income	12,921	10,995	24,860	22,249
INTEREST EXPENSE
Deposits	5,719	4,552	10,098	9,659
Federal Home Loan Bank advances	1,329	1,120	2,659	2,150
Other borrowed funds	432	182	861	364
Total Interest Expense	7,480	5,854	13,618	12,173
Net Interest Income	5,441	5,141	11,242	10,076
Provision for loan losses	567	225	962	400
Net Interest Income after Provision for Loan Losses	4,874	4,916	10,280	9,676
NONINTEREST INCOME
Service charges and other fee income	310	224	480	415
Net gain on sale of loans	—	1	3	4
Income on bank-owned life insurance	112	113	221	224
Other	146	17	211	35

Total other-than-temporary impairment loss	(605)	—	(605)	—
Less: Portion of loss recognized in other comprehensive income (before taxes)	448	—	448	—
Net other-than-temporary impairment loss	(157)	—	(157)	—
Gains on sale of investment securities	588	48	588	118
Net investment securities gains	431	48	431	118

Total Noninterest Income	999	403	1,346	796
NONINTEREST EXPENSE
Salaries, benefits and other compensation	2,915	3,064	5,765	5,862
Occupancy expense	438	468	933	954
Furniture and equipment expense	180	227	401	443
Data processing costs	377	409	762	802
Professional fees	298	265	564	578
Marketing expense	86	125	170	220
FDIC premiums	831	25	1,072	55
Other	367	373	776	764
Total Noninterest Expense	5,492	4,956	10,443	9,678
Income Before Income Taxes	381	363	1,183	794
Income tax provision	83	59	284	145
Net Income	$298	$304	$899	$649
Earnings per share:
Basic	$0.02	$0.02	$0.07	$0.05
Diluted	$0.02	$0.02	$0.07	$0.05

See accompanying notes to the unaudited consolidated financial statements.

FOX CHASE BANCORP, INC

Consolidated Statements of Changes in Equity

Six Months Ended June 30, 2009

 (In Thousands, Unaudited)

				Common		Accumulated
		Additional		Stock		Other
	Common	Paid in	Treasury	Acquired by	Retained	Comprehensive	Total
	Stock	Capital	Stock	Benefit Plans	Earnings	Income, net	Equity

BALANCE - DECEMBER 31, 2008	$147	$63,516	$(7,293)	$(7,819)	$72,664	$5	$121,220
Purchase of treasury stock, net			(2,636)				(2,636)
Stock based compensation expense		486					486
Issuance of stock for vested equity awards		(39)		45	(6)		—
Unallocated ESOP shares committed to employees		(5)		192			187
Shares allocated in long-term incentive plan		50					50
Net income					899		899
Other comprehensive income						4,305	4,305

BALANCE - JUNE 30, 2009	$147	$64,008	$(9,929)	$(7,582)	$73,557	$4,310	$124,511

See accompanying notes to the unaudited consolidated financial statements.

FOX CHASE BANCORP, INC

Consolidated Statements of Cash Flows

(In Thousands)

	Six Months Ended June 30,
	2009	2008
	(Unaudited)
Cash Flows From Operating Activities
Net income	$899	$649
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	962	400
Depreciation	447	493
Net amortization of securities premiums and discounts	1,108	508
Benefit for deferred income taxes	(453)	(292)
Shares committed to be released to the ESOP	187	220
Shares earned in the long-term incentive plan	50	52
Stock based compensation expense	486	434
Pension plan settlement	—	137
Origination of loans held for sale	(585)	(2,447)
Proceeds from sales of loans held for sale	416	2,450
Net gain on sales of loans and loans held for sale	(3)	(4)
Net gain on sales of securities	(588)	(118)
Other-than-temporary impairment loss	157	—
Earnings on investment in bank-owned life insurance	(221)	(224)
Decrease in mortgage servicing rights	34	63
Increase in accrued interest receivable and other assets	(780)	(393)
Increase in accrued interest payable, accrued expenses and other liabilities	605	671
Net Cash Provided by Operating Activities	2,721	2,599
Cash Flows from Investing Activities
Equity investment in unconsolidated entity	(630)	—
Investment securities - available for sale:
Purchases	(19,184)	(17,128)
Proceeds from sales	—	72,398
Proceeds from maturities, calls and principal repayments	8,330	11,180
Mortgage related securities — available for sale:
Purchases	(149,849)	(108,495)
Proceeds from sales	20,218	22,051
Proceeds from maturities, calls and principal repayments	44,587	37,825
Net increase in loans	(36,426)	(74,273)
Purchases of loan participations	(125)	(4,220)
Net increase in Federal Home Loan Bank stock	(71)	(2,192)
Increase in other investments	—	(83)
Purchases of premises and equipment	(89)	(110)
Proceeds from sales of premises and equipment and assets acquired through foreclosure	—	9
Net Cash Used by Investing Activities	(133,239)	(63,038)
Cash Flows from Financing Activities
Net increase (decrease) in deposits	236,265	(2,327)
Increase in advances from borrowers for taxes and insurance	289	772
Federal Home Loan Bank advances	—	41,500
Principal payments on Federal Home Loan Bank advances	(2,089)	(1,588)
Purchase of treasury stock	(2,636)	(1,532)
Net Cash Provided by Financing Activities	231,829	36,825
Net (Decrease) Increase in Cash and Cash Equivalents	101,311	(23,614)
Cash and Cash Equivalents – Beginning	3,944	31,275
Cash and Cash Equivalents – Ending	$105,255	$7,661
Supplemental disclosure of cash flow Information
Interest paid	$13,583	$12,120
Income taxes paid	$1,078	$584

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

The consolidated financial statements include the accounts of the Bancorp and the Bank. The Bank’s operations include the accounts of its wholly owned subsidiaries, Fox Chase Financial, Inc. and Fox Chase Service Corporation.  Fox Chase Financial, Inc. is a Delaware chartered investment holding company and its sole purpose is to manage and hold investment securities.  Fox Chase Service Corporation is Pennsylvania chartered company and its sole purpose is to facilitate the Bank’s investment in Philadelphia Mortgage Advisors (“PMA”).  The consolidated financial statements do not include the transactions and balances of Fox Chase MHC.  All material inter-company transactions and balances have been eliminated in consolidation. Prior period amounts are reclassified, when necessary, to conform with the current year’s presentation.

During 2009 and 2008, the Bank engaged in certain business activities with PMA.  These activities included providing a warehouse line of credit to PMA, as well as acquiring residential mortgage and home equity loans from PMA. The Bank recorded interest income from PMA on the warehouse line of $100,000 and $35,000 for the six months ended June 30, 2009 and 2008, respectively, as well as loan satisfaction fees, which are recorded in service charges and other fee income, from PMA of $31,000 and $6,000 for the six months ended June 30, 2009 and 2008, respectively.  In addition, the Bank acquired total loans from PMA of $26 million and $44 million for the six months ended June 30, 2009 and 2008, respectively, which includes the cost of the loans.

Real estate held for investment represents undeveloped land located in Absecon, New Jersey. This property is under an option to be sold no later than 2010, subject to certain conditions being met including zoning and land use approvals.

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

NOTE 1 - PRINCIPLES OF CONSOLIDATION AND PRESENTATION

These interim financial statements do not contain all necessary disclosures required by GAAP for complete financial statements and therefore should be read in conjunction with the audited financial statements and the notes thereto included in Fox Chase Bancorp, Inc.’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 12, 2009.   These financial statements include all normal and recurring adjustments which management believes were necessary in order to conform to GAAP.  The results for the six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

Per Share Information

The Company follows the provisions of SFAS No. 128, “Earnings Per Share.”  Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average common shares outstanding during the period.  Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock.  Unallocated shares in the ESOP and shares purchased to fund the Bancorp’s 2007 Equity Incentive Plan are not included in either basic or diluted earnings per share.  Unvested shares in the Bancorp’s long-term incentive plan are not included in basic earnings per share.

The following table presents the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations (unaudited).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Net income	$298,000	$304,000	$899,000	$649,000

Weighted-average common shares outstanding (1)	13,910,246	14,290,310	13,965,550	14,317,294
Average common stock acquired by stock benefit plans:
Unvested shares – long-term incentive plan	(16,743)	(25,114)	(16,743)	(25,114)
ESOP shares unallocated	(447,464)	(485,827)	(452,232)	(490,622)
Shares purchased by trust	(243,863)	(287,500)	(245,030)	(287,500)
Weighted-average common shares used to calculate basic earnings per share	13,202,176	13,491,869	13,251,545	13,514,058
Dilutive effect of:
Unvested shares – long-term incentive plans	16,743	25,114	16,743	25,114
Restricted stock awards	3,292	22,169	3,280	13,793
Weighted-average common shares used to calculate diluted earnings per share	13,222,211	13,539,152	13,271,568	13,552,965

Earnings per share-basic	$0.02	$0.02	$0.07	$0.05
Earnings per share-diluted	$0.02	$0.02	$0.07	$0.05

Outstanding common stock equivalents having no dilutive effect	884,310	813,231	884,322	821,607

(1) Excludes treasury stock.

NOTE 2 - INVESTMENT AND MORTGAGE RELATED SECURITIES

The amortized cost and fair value of securities available-for-sale as of June 30, 2009 and December 31, 2008 are summarized as follows:

	June 30, 2009 (Unaudited)
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
		(In Thousands)

Obligations of U.S. government agencies	$310	$2	$—	$312
State and political subdivisions	11,365	41	(190)	11,216
Corporate securities	25,237	645	(138)	25,744
	36,912	688	(328)	37,272

Private label residential mortgage related security	667	—	(448)	219
Private label commercial mortgage related securities	18,270	194	(1,120)	17,344
Agency residential mortgage related securities	332,729	7,883	(281)	340,331
Total mortgage related securities	351,666	8,077	(1,849)	357,894

Total securities	$388,578	$8,765	$(2,177)	$395,166

	December 31, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
		(In Thousands)

State and political subdivisions	$14,679	$35	$(251)	$14,463
Corporate securities	11,124	4	(550)	10,578
	25,803	39	(801)	25,041

Private label residential mortgage related security	889	—	(620)	269
Private label commercial mortgage related securities	10,049	—	(2,745)	7,304
Agency residential mortgage related securities	257,990	4,442	(323)	262,109
Total mortgage related securities	268,928	4,442	(3,688)	269,682

Total securities	$294,731	$4,481	$(4,489)	$294,723

NOTE 2 - INVESTMENT AND MORTGAGE RELATED SECURITIES (CONTINUED)

The following tables show gross unrealized losses and fair value of securities, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2009 and December 31, 2008:

	June 30, 2009 (Unaudited)
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
			(In Thousands)

State and political subdivisions	$4,616	$(107)	$773	$(83)	$5,389	$(190)
Corporate securities	5,635	(29)	2,763	(109)	8,398	(138)
	10,251	(136)	3,536	(192)	13,787	(328)

Private label residential mortgage related security	—	—	219	(448)	219	(448)
Private label commercial mortgage related securities	—	—	8,918	(1,120)	8,918	(1,120)
Agency residential mortgage related securities	32,603	(281)	—	—	32,603	(281)
Total mortgage related securities	32,603	(281)	9,137	(1,568)	41,740	(1,849)

Total securities	$42,854	$(417)	$12,673	$(1,760)	$55,527	$(2,177)

	December 31, 2008
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
			(In Thousands)

State and political subdivisions	$8,645	$(251)	$—	$—	$8,645	$(251)
Corporate securities	9,214	(550)	—	—	9,214	(550)
	17,859	(801)	—	—	17,859	(801)

Private label residential mortgage related security	269	(620)	—	—	269	(620)
Private label commercial mortgage related securities	7,304	(2,745)	—	—	7,304	(2,745)
Agency residential mortgage related securities	16,217	(301)	717	(22)	16,934	(323)
Total mortgage related securities	23,790	(3,666)	717	(22)	24,507	(3,688)

Total securities	$41,649	$(4,467)	$717	$(22)	$42,366	$(4,489)

NOTE 2 - INVESTMENT AND MORTGAGE RELATED SECURITIES (CONTINUED)

In April 2009, the Financial Accounting Standards Board (FASB) issued Staff Position No. 115-2 and 124-2, “Recognition and Presentation of Other-than-Temporary Impairments” (FSP FAS 115-2). FSP FAS 115-2 amends other-than-temporary impairment guidance for debt securities and expands disclosure requirements for other-than-temporarily impaired debt and equity securities. FSP FAS 115-2 requires companies to record other-than-temporary impairment charges, through earnings, if they have the intent to sell, or will more likely than not be required to sell, an impaired debt security before a recovery of its amortized cost basis. In addition, FSP FAS 115-2 requires companies to record other-than-temporary impairment charges through earnings for the amount of credit losses, regardless of the intent or requirement to sell. Credit loss is measured as the difference between the present value of an impaired debt security’s cash flows and its amortized cost basis. Non-credit related write-downs to fair value must be recorded as decreases to accumulated other comprehensive income as long as a company has no intent or requirement to sell an impaired security before a recovery of amortized cost basis. Finally, FSP FAS 115-2 requires companies to record all previously recorded non-credit related other-than-temporary impairment charges for debt securities as cumulative effect adjustments to retained earnings as of the beginning of the period of adoption. FSP FAS 115-2 is effective for interim and annual reporting periods ending after June 15, 2009.  The Company adopted the statement for the period ended June 30, 2009.  Since the Company did not have any other-than-temporary impairment as of March 31, 2009, no cumulative effect adjustments were required at adoption.  See below discussion regarding the other-than-temporary credit impairment of the private label residential mortgage related security recorded at June 30, 2009.

The Company had one private label residential mortgage related security and six commercial mortgage related securities at June 30, 2009.  The Company evaluates current characteristics of each of its private label securities such as delinquency and foreclosure levels, credit enhancement, projected losses and coverage, on a quarterly basis. It is possible that the underlying collateral of these securities will perform worse than current expectations, which may lead to adverse changes in cash flows on these securities and potential future other-than-temporary impairment losses. Events that may trigger material declines in fair values for these securities in the future would include but are not limited to deterioration of credit metrics, significantly higher levels of default and severity of loss on the underlying collateral, deteriorating credit enhancement and loss coverage ratios, or further illiquidity.

The private label residential mortgage related security had an amortized cost, prior to the identified credit related impairment, of $824,000 at June 30, 2009 and $889,000 at December 31, 2008.  Fair value for this security was $219,000 at June 30, 2009 and $269,000 at December 31, 2008.  During the six months ended June 30, 2009, delinquency levels for the security’s underlying collateral increased to 20.2% from 13.8% at December 31, 2008, principal payment rate slowed to an annualized rate of 14.1% from 16.1% in 2008, and the security was downgraded from AAA to BB+.  As a result of these negative trends, management’s analysis indicated that the security had $157,000 of other-than-temporary credit impairment at June 30, 2009.  In accordance with FSP FAS 115-2, this amount of credit related impairment is recorded as a charge through earnings, regardless of the intent or requirement to sell a security.   As of June 30, 2009, after other-than-temporary impairment charges, the private label residential mortgage related security had an amortized cost of $667,000, a fair value of $219,000 with a remaining unrealized loss of $448,000.  The remaining unrealized loss is not considered other-than-temporary as management does not have the intention or requirement to sell this security.

The commercial mortgage related securities each have a credit rating of AAA and an amortized cost of $18.3 million and $10.0 million at June 30, 2009 and December 31, 2008, respectively. The securities had a gross unrealized loss of $1.2 million and $2.7 million at June 30, 2009 and December 31, 2008, respectively. Management believes the impairment on these securities is temporary based on the cash flows, credit rating, credit enhancement, structure of the underlying securities and management does not have the intention or requirement to sell the securities.

The following schedule provides a summary of the component of net gains on sale of investment securities in the Company’s Consolidated Statement of Operations:

			Other-than-
	Gross	Gross	temporary
	Realized	Realized	Impairment	Net Gains
	Gains	Losses	Losses	(Losses)
		(in thousands)
Three and six months ended June 30, 2009:
Private label residential mortgage related security	$588	$—	$(157)	$431

Total	$588	$—	$(157)	$431

NOTE 2 - INVESTMENT AND MORTGAGE RELATED SECURITIES (CONTINUED)

Additionally, management evaluates all other non-private label investment securities for other-than-temporary impairment on a quarterly basis, and more frequently when economic or market concerns warrant. Management does not believe that any individual unrealized loss represented an other-than-temporary impairment at June 30, 2009. Management believes the  temporary impairment on the securities classified as (a) state and political subdivisions and (b) corporate securities is directly related to the volatility, absence of liquidity in the fixed income markets and changes in market interest rates.  Finally, the temporary impairment on the agency residential mortgage related securities is directly related to changes in market interest rates.

Of the 36 securities with a temporary impairment at June 30, 2009, 24 have a rating of AAA.  The securities rated less than AAA are four corporate debt securities have a rating of A2 or higher, and eight state or political subdivision securities have a rating of Baa1 or higher.

Securities that have been impaired greater than twelve months are primarily the private label residential mortgage related security and three private label commercial mortgage related securities, which were identified and discussed in detail in the preceding paragraphs. The remaining securities impaired greater than twelve months are (a) state and political subdivisions and (b) corporate securities, the impairment of which was deemed temporary due to positive factors supporting the recoverability of these securities, and the Company does not have the intention to sell the securities. Positive factors considered include timely principal payments and the financial health of the issuer.

The amortized cost and estimated fair value of investment securities available-for-sale at June 30, 2009 and December 31, 2008 by contractual maturity are as follows (excluding mortgage related securities):

	June 30, 2009		December 31, 2008
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In Thousands)		(In Thousands)

Due in one year or less	$9,721	$9,845	$6,913	$6,776
Due after one year through five years	17,312	17,707	5,782	5,376
Due after five years through ten years	4,830	4,850	7,551	7,543
Due after ten years	5,049	4,870	5,557	5,346
	$36,912	$37,272	$25,803	$25,041

Securities with a carrying value of $3.7 million and $4.3 million at June 30, 2009 and December 31, 2008, respectively, were pledged to secure public deposits and for other purposes as required or permitted by law.

Securities with a carrying value of $65.0 million and $60.0 million at June 30, 2009 and December 31, 2008, respectively, were pledged as collateral for $50 million in borrowed funds. See Note 6.

NOTE 3 - LOANS

The composition of net loans at June 30, 2009, and December 31, 2008 is provided below (in thousands).

	June 30, 2009	December 31, 2008
	(Unaudited)
Real estate loans:
One-to four-family	$264,695	$260,833
Multi-family and commercial	199,204	155,564
Construction	50,200	65,002
	514,099	481,399
Consumer loans:
Home equity	56,689	63,987
Automobile	161	262
Lines of credit	13,722	11,486
Other	3,208	351
	73,780	76,086
Commercial loans	43,412	37,371
Total Loans	631,291	594,856
Deferred loan origination fees, net	344	379
Allowance for loan losses	(7,071)	(6,260)
Net Loans	$624,564	$588,975

The following table presents changes in the allowance for loan losses (in thousands):

	Six Months		Year
	Ended		Ended
	June 30,		December 31,
	2009	2008	2008
	(Unaudited)

Balance, beginning	$6,260	$3,376	$3,376
Provision for loan losses	962	400	2,900
Loans charged off	(151)	(18)	(19)
Recoveries	—	2	3
Balance, ending	$7,071	$3,760	$6,260

As of June 30, 2009, the Bank had one interest rate swap agreement that was entered into during the quarter ended June 30, 2007.  The Bank had entered into a 15-year fixed rate commercial loan and the Bank’s risk management objective was to lock in the fair value of the loan.  The Bank met this objective by entering into a swap agreement to exchange fixed rate cash flows for variable rate cash flows. The swap is a fair-value hedge and the value of the swap is recorded as an adjustment to other assets in the Company’s Statements of Condition. The Bank has not entered into a swap since the June 2007 quarter and currently does not consider itself to be an active participant in the swap market.

As of June 30, 2009 and December 31, 2008, the Bank’s one swap agreement had a notional amount of $1.2 million, which was earning interest at 7.43%.  The Company is receiving a variable rate payment of three-month LIBOR plus 2.24% and is paying a fixed rate payment of 7.43%. The swap matures in April 2022 and had a fair value loss position of $141,000 and $236,000 at June 30, 2009 and December 31, 2008, respectively.

The loan is contractually current and the critical terms of the loan and the swap are a mirror image except that the loan includes a default interest rate clause.  Accordingly, the Company has determined the fair value of the gain position of the loan is equal to the market value loss position of the swap as of December 31, 2008 and June 30, 2009, respectively.

NOTE 4 – MORTGAGE SERVICING ACTIVITY

Loans serviced for others are not included in the accompanying consolidated statements of condition. The unpaid principal balances of these loans were $97.5 million and $111.1 million at June 30, 2009 and 2008, respectively, and $109.6 million at December 31, 2008.

The following summarizes mortgage servicing rights for the six months ended June 30, 2009 and 2008 and the year ended December 31, 2008 (in thousands):

	Six Months Ended June 30,		Year Ended December 31,
	2009	2008	2008
	(Unaudited)
Balance, beginning	$827	$1,066	$1,066
Mortgage servicing rights capitalized	—	—	—
Mortgage servicing rights amortized	(109)	(63)	(106)
Change in valuation allowance	75	—	(133)
Balance, ending	$793	$1,003	$827

At June 30, 2009, June 30, 2008 and December 31, 2008, the fair value of the mortgage servicing rights (“MSRs”) was $817,000 (unaudited), $1.2 million (unaudited) and $836,000, respectively. The fair value at these dates was determined using a third-party valuation model that calculates the present value of estimated future servicing income. The model incorporates assumptions that market participants use in estimating future net servicing income, including estimates of prepayment speeds and discount rates. Mortgage loan prepayment speed is the annual rate at which borrowers are forecasted to repay their mortgage loan principal and is based on historical experience and current interest rates. The discount rate used to determine the present value of future net servicing income - another key assumption in the model - is the required rate of return the market would expect for an asset with similar risk. Both assumptions can, and generally will, change quarterly valuations as market conditions and interest rates change.

During 2008, the Bank recorded a total valuation allowance of $133,000 on its MSRs, which was due to a significant decrease in interest rates for residential mortgages during the year resulting in assumed higher mortgage prepayments.  This valuation allowance was increased by $24,000 to $157,000 during the first quarter of 2009.  In the second quarter of 2009, the valuation allowance was decreased by $99,000 to $58,000 as a result of assumed slower prepayment speeds as of June 30, 2009.  The amount of the valuation adjustment is recorded as an adjustment to service charges and other fee income in the Company’s consolidated statement of operations.

NOTE 5 - DEPOSITS

Deposits and their respective weighted average interest rate at June 30, 2009 and December 31, 2008 consist of the following (dollars in thousands):

	June 30, 2009		December 31, 2008
	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate	Amount
	(Unaudited)

Non-interest bearing demand accounts	—%	$47,300	—%	$46,716
NOW accounts	0.92	37,913	1.13	35,330
Money market accounts	1.97	159,065	2.01	101,295
Savings and club accounts	0.15	51,481	0.25	51,196
Certificates of deposit	3.56	548,978	3.96	373,935

	2.74%	$844,737	2.86%	$608,472

NOTE 6 – BORROWINGS

Pursuant to collateral agreements with the Federal Home Loan Bank of Pittsburgh (the “FHLB”), advances are secured by qualifying first mortgage loans, qualifying fixed-income securities, FHLB stock and an interest-bearing demand deposit account with the FHLB. As of June 30, 2009, the Bank has $177.0 million in qualifying collateral pledged against its advances.

Maturity Date	Interest Rate	Strike Rate	Call Date	Amount
				(in thousands)

December 2009	2.26%			$5,000
February 2010	2.84%			10,000
August 2011	4.89%	7.50%	August 2009	20,000
August 2011	4.87%	7.50%	August 2009	10,000
July 2013	4.10%			9,785
December 2013	2.80%		December 2010	5,000
January 2015	3.49%			24,505
December 2015	3.06%		December 2011	5,000
November 2017	3.62%		November 2010	15,000
November 2017	3.87%		November 2011	15,000
December 2017	2.83%		September 2009	20,000
December 2018	3.15%		December 2012	5,000

				$144,290

For the borrowings that contractually mature in August 2011, if three-month LIBOR is greater than or equal to the Strike Rate, the FHLB can notify the Bank of its intention to convert the borrowing to an adjustable-rate advance equal to three-month LIBOR (0.60% at June 30, 2009) plus .2175% on a quarterly basis. If converted, the Bank has the option to repay these advances at each of the option dates without penalty. Accordingly, the contractual maturities above may differ from actual maturities.

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

NOTE 6 – BORROWINGS (CONTINUED)

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

The Bank has a maximum borrowing capacity with the FHLB of approximately $532.3 million at March 31, 2009, the latest date for which information is available.

As a member of the FHLB, the Bank is required to acquire and hold shares of capital stock in the FHLB in an amount of at least equal to 4.75% of its advances from the FHLB, plus 0.75% of the unused borrowing capacity.  The Bank was in compliance with this requirement with a stock investment in the FHLB of $9.8 million at June 30, 2009.

During December 2008, the FHLB announced that it does not intend to pay a dividend on its common stock for the foreseeable future.  Additionally, the FHLB indicated it would not redeem any common stock associated with member advance repayments and that it may increase its individual member stock investment requirements. The FHLB is permitted to increase the amount of capital stock required to be owned by an FHLB member to 6.00% of a member’s advances, plus 1.50% of the unused borrowing capacity.  As of June 30, 2009, the Company’s maximum stock obligation was $14.5 million.

Other Borrowed Funds

Other borrowed funds obtained from large commercial banks totaled $50.0 million at June 30, 2009.  These borrowings contractually mature with dates ranging from November 2014 through November 2018 and may be called by the lender based on the underlying agreements.  Subsequent to the call date, these borrowings are callable by the lender quarterly. Accordingly, the contractual maturities above may differ from actual maturities.

Maturity	Interest
Date	Rate	Call Date	Amount
			(in thousands)
November 2014	3.60%	November 2009	$20,000
September 2018	3.40%	September 2012	10,000
September 2018	3.20%	September 2012	5,000
October 2018	3.15%	October 2011	5,000
October 2018	3.27%	October 2011	5,000
November 2018	3.37%	November 2013	5,000
			$50,000

Mortgage backed securities with a fair value of $65.0 million at June 30, 2009 were pledged as collateral for these other borrowed funds.

NOTE 7 – STOCK BASED COMPENSATION

During the six months ended June 30, 2009, the Company recorded $486,000 of stock based compensation expense in connection with the 2007 Equity Incentive Plan, comprised of stock option expense of $209,000 and restricted stock expense of $277,000.

The following is a summary of the Company’s stock option activity and related information for the 2007 Equity Incentive Plan for the six months ended June 30, 2009:

		Weighted
	Number of	Average
	Stock	Exercise
	Options	Price

Outstanding at December 31, 2008	615,200	$12.22
Granted	80,359	8.79
Exercised	—	—
Forfeited	—	—
Outstanding at June 30, 2009	695,559	$11.83
Exercisable at June 30, 2009	123,040	$12.22

The following is a summary of the Company’s unvested options as of June 30, 2009 and changes therein during the six months then ended:

		Weighted
	Number of	Average
	Stock	Grant Date
	Options	Fair Value

Unvested at December 31, 2008	512,140	$3.28
Granted	80,359	2.39
Exercised	—	—
Vested	(19,980)	2.78
Forfeited	—	—
Unvested at June 30, 2009	572,519	$3.17

Expected future expense relating to the 572,519 non-vested options outstanding as of June 30, 2009 is $1.5 million over a weighted average period of 3.4 years.

During the six months ended June 30, 2009, the Company determined the fair value of the options granted was $2.39.  This value was based on the following assumptions:

Expected dividend yield	1.90%
Expected volatility	30.00%
Risk —free interest rate	2.33%
Expected option life in years	6.50

The following is a summary of the status of the Company’s restricted stock as of June 30, 2009 and changes therein during the six months then ended:

		Weighted
	Number of	Average
	Restricted	Grant Date
	Shares	Fair Value
Unvested at December 31, 2008	179,580	$12.29
Granted	15,883	9.40
Vested	(3,420)	11.42
Forfeited	—	—
Unvested at June 30, 2009	192,043	$12.06

Expected future compensation expense relating to the 192,043 restricted shares at June 30, 2009 is $1.9 million over a weighted average period of 3.3 years.

NOTE 8 – FAIR VALUE

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

The standard describes three levels of inputs that may be used to measure fair value:

Level 1 – Inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that are accessible at the measurement date.

Level 2  – Inputs are other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 – Valuations are observed from unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The Company classified three types of financial instruments as Level 3 as of June 30, 2009. The first instrument is a private label residential mortgage related security, the fair value of which, unlike U.S. agency mortgage related securities, is more difficult to determine because it is not actively traded in securities markets.  The second instruments are private label commercial mortgage backed securities (“CMBS”), the fair value of which is also more difficult to determine because they are not actively traded in securities markets.  The third instrument is a loan, which was recorded at fair value when the Company adopted SFAS No. 159, since lending credit risk is not an observable input for this individual commercial loan (see Note 3).

As discussed in Note 2, the Company recorded an other-than-temporary credit impairment charge of $157,000 as of June 30, 2009.   The remaining unrealized loss, after the impairment charge, in the private label CMO was $448,000 at June 30, 2009 compared to $620,000 at December 31, 2008.  The unrealized loss in the private label CMBS portfolio was $1.1 million at June 30, 2009 compared to $2.7 million at December 31, 2008. The unrealized gain on the loan was $141,000 at June 30, 2009 compared to an unrealized gain of $236,000 at December 31, 2008.

The following table, which sets forth the Company’s fair value measurements at June 30, 2009, includes (1) investment securities and mortgage related securities available-for-sale; (2) the two financial instruments recorded at fair value in conjunction with the Company’s adoption of SFAS No. 159 in the first quarter of 2008 and (3) tranches of MSRs recorded at fair value.

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
		for Identical	Observable	Unobservable
	As of	Assets	Inputs	Inputs
Description	June 30, 2009	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)
Obligations of U.S. government agencies	$312	$—	$312	$—
State and political subdivisions	11,216	—	11,216	—
Corporate securities	25,744	—	25,744	—
Private label residential mortgage related security	219	—	—	219
Private label commercial mortgage related securities	17,344	—	—	17,344
Agency residential mortgage related securities	340,331	—	340,331	—
Loans (1)	1,307	—	—	1,307
Mortgage servicing rights	326	—	326	—
Other assets – swap contract (1)	(141)	—	(141)	—
Total	$396,658	$—	$377,788	$18,870

(1)          Such assets recorded at fair value in conjunction with adoption of SFAS No. 159.

NOTE 8 – FAIR VALUE (CONTINUED)

The following table includes a roll forward of the Significant Other Unobservable Inputs (Level 3) for the period of January 1, 2009 to June 30, 2009.

	Private Label	Private Label
	Residential	Commercial
	Mortgage	Mortgage
	Security	Securities	Loans	Total

Beginning balance, January 1, 2009	$269	$7,304	$1,425	$8,998
Purchases	—	8,213	—	8,213
Payments received	(65)	(18)	(23)	(106)
Discount accretion/(Premium amortization), net	—	26	—	26
Increase/(decrease) in value	15	1,819	(95)	1,739

Ending balance, June 30, 2009	$219	$17,344	$1,307	$18,870

The Company utilizes an external third-party pricing service to perform evaluations on its investment portfolio on at least a quarterly basis.  The Company receives one value for each security and has made no adjustments to the values obtained from the pricing service at June 30, 2009.  The Company will continue to evaluate the appropriateness of the identified Level 1, 2 or 3 classifications on a recurring basis.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The following disclosures and schedules are disclosed in conjunction with the Company’s adoption of FSP FAS 107-1 and APB 28-1 “Interim Disclosures about Fair Value of Financial Instruments” (See Note 10 — Accounting Pronouncements for further discussion) for the quarter ended June 30, 2009.

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique.  Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction on the dates indicated.  The estimated fair value amounts have been measured as of their respective period ends, and have not been reevaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates.  As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each period-end.

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at June 30, 2009 and December 31, 2008. There has been no significant change in methodology for estimating fair value of the Company’s financial instruments since December 31, 2008.

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

NOTE 8 – FAIR VALUE (CONTINUED)

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

NOTE 8 – FAIR VALUE (CONTINUED)

The estimated fair values of the Company’s financial instruments at June 30, 2009 and December 31, 2008 were as follows (in thousands):

	June 30,		December 31,
	2009		2008
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$105,255	$105,255	$3,944	$3,944
Investment securities available-for-sale	37,272	37,272	25,041	25,041
Private label residential mortgage related security	219	219	269	269
Private label commercial mortgage related securities	17,344	17,344	7,304	7,304
Agency residential mortgage related securities	340,331	340,331	262,109	262,109
Loans receivable, net	624,564	624,030	588,975	588,416
Loans held for sale	168	168	—	—
Mortgage servicing rights	793	817	827	836
Federal Home Loan Bank stock	9,778	9,778	9,707	9,707
Accrued interest receivable	4,359	4,359	3,721	3,721

Financial liabilities:
Savings and club accounts	51,481	51,481	51,196	51,196
Demand, NOW and money market deposits	244,278	244,278	183,341	183,341
Certificates of deposit	548,978	558,397	373,935	378,961
Federal Home Loan Bank advances	144,290	150,391	146,379	134,585
Other borrowed funds	50,000	47,081	50,000	47,631
Accrued interest payable	762	762	727	727

Off-balance sheet instruments	—	790	—	688

NOTE 9 - COMPREHENSIVE INCOME

Comprehensive income for the three and six months ended June 30, 2009, and 2008 is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Unaudited)

Net income	$298	$304	$899	$649

Other comprehensive income (loss):

Unrealized holding gains (losses) arising during the period, net of tax expense (benefit) (three months ended June 30, 2009 and 2008, $1,220 and $(1,044) and for six months ended June 30, 2009 and 2008 $2,587 and $(675), respectively)	2,292	(1,889)	4,878	(1,138)

Non-credit related unrealized loss on other-than-temporary impaired securities (net of taxes of $(152) for three and six months ended June 30, 2009)	(296)	—	(296)	—

Less: Reclassification adjustment for net investment securities gains included in net income, net of taxes (three months ended June 30, 2009 and 2008, $147 and $16 and for six months ended June 30, 2009 and 2008 $143 and $40, respectively)	284	32	277	78

Plus: Amortization of pension actuarial loss, net of taxes of $1 and $2 for the three and six months ended June 30, 2008, respectively	—	2	—	4

Reversal of actuarial losses from pension plan settlement, net of taxes of $45 for the three and six months ended June 30, 2008	—	87	—	87

Other comprehensive income (loss)	1,712	(1,832)	4,305	(1,125)

Comprehensive income (loss)	$2,010	$(1,528)	$5,204	$(476)

NOTE 10 – ACCOUNTING PRONOUNCEMENTS

In May 2009, the FASB issued SFAS No. 165 “Subsequent Events” (SFAS No. 165).  SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  The statement sets forth (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) the disclosure that an entity should make about events or transactions that occurred after the balance sheet date.  SFAS No. 165 is effective for fiscal years and interim periods ending after June 15, 2009, and shall be applied prospectively.  The Company adopted this statement as of June 30, 2009 and such adoption did not have an impact on the results of operations or financial position.  The Company has evaluated subsequent events through August 6, 2009.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1 “Interim Disclosures about Fair Value of Financial Instruments.”  FSP FAS 107-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  All publicly traded companies are required to include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods.  FAS 107-1 is effective for interim reporting periods ending after June 15, 2009.  The Company adopted this statement as June 30, 2009 and has made the required disclosures in Note 8 of this Form 10-Q.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.”  FSP FAS 115-2 and FAS 124-2 amend the other-than-temporary impairment guidance for debt securities.  FSP FAS 115-2 and FAS 124-2 is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  As discussed in Note 2, the Company adopted this statement as of June 30, 2009.  Since the Company has not had any other-than-temporary impairment as of March 31, 2009, no cumulative-effect adjustments were required to be recorded at adoption.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that are not Orderly.”  FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with FASB No. 157, “Fair Value Measurements”, when the volume and level of activity for the asset or liability have significantly decreased.  FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively.   The Company adopted this statement as of June 30, 2009 and such adoption did not have an impact on the results of operations or financial position.

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

Future Adoption of New Accounting Standards

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140” (“SFAS 166”). SFAS 166 amends the derecognition guidance in Statement 140 and eliminates the concept of qualifying special-purpose entities (“QSPEs”). SFAS 166 is effective for fiscal years and interim periods beginning after November 15, 2009. Early adoption of SFAS 166 is prohibited. The Company will adopt SFAS 166 on January 1, 2010 and has not yet determined the effect of the adoption on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”) which amends the consolidation guidance applicable to variable interest entities (“VIE”s). An entity would consolidate a VIE, as the primary beneficiary, when the entity has both of the following characteristics: (a) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (b) the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE.

NOTE 10 – ACCOUNTING PRONOUNCEMENTS (CONTINUED)

Ongoing reassessment of whether an enterprise is the primary beneficiary of a VIE is required. SFAS 167 amends interpretation 46(R) to eliminate the quantitative approach previously required for determining the primary beneficiary of a VIE. This Statement is effective for fiscal years and interim periods beginning after November 15, 2009. The Company will adopt SFAS 167 on January 1, 2010 and has not yet determined the effect of the adoption on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS 168”). This standard identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements that are presented in conformity with U.S. GAAP. The Statement establishes the FASB Accounting Standards Codification (“Codification”) as the single source of authoritative accounting principles recognized by the FASB in the preparation of financial statements in conformity with U.S. GAAP. Codification does not create new accounting and reporting guidance rather it reorganizes U.S. GAAP pronouncements into approximately 90 topics within a consistent structure. All guidance contained in the Codification carries an equal level of authority. Relevant portions of authoritative content, issued by the SEC, for SEC registrants, have been included in the Codification. After the effective date of this Statement, all nongrandfathered, non-SEC accounting literature not included in the Codification is superseded and deemed nonauthoritative. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company will adopt SFAS 168 on September 30, 2009 and will update all disclosures to reference Codification in its September 30, 2009 quarterly report.

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

Allowance for Loan Losses. The allowance for loan losses is maintained at a level representing management’s best estimate of known and inherent losses in the loan portfolio, based on management’s evaluation of the portfolio’s collectibility. The allowance is established through the provision for loan losses, which is charged against income. Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment. Among the material estimates required to establish the allowance are: probability of default, loss exposure at default; the amount and timing of future cash flows on impacted loans; value of collateral; and determination of loss factors to be applied to the various elements of the portfolio. All of these estimates are susceptible to significant change. Management reviews the level of the allowance on a quarterly basis and establishes the provision for loan losses based upon an evaluation of the size and composition of the portfolio, loss experience in particular segments of the portfolio, trends and absolute levels of classified and criticized loans, trends and absolute levels in delinquent loans, trends in risk ratings, actual charge-offs, trends in industry charge-offs by particular segments and changes in local and national economic and business conditions.  Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation. Further, current economic conditions have increased the uncertainty inherent in these estimates and assumptions.  In addition, the Office of Thrift Supervision, as an integral part of its examination process, periodically reviews our allowance for loan losses. Such agency may require us to recognize adjustments to the allowance based on its judgments about information available to it at the time of its examination. A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would negatively affect earnings.

Valuation and Other-Than-Temporary Impairment of Investment Securities. Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and FASB Staff Position FAS 115-1 and 124-1 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” require companies to perform periodic reviews of individual securities in their investment portfolios to determine whether a decline in the value of a security is other-than-temporary. A review of other-than-temporary impairment requires companies to make certain judgments regarding the nature of the decline, its effect on the financial statements and the probability, extent and timing of a valuation recovery and the company’s intent to sell the security or if it is more likely than not that the security will be required to be sold before recovery of its amortized cost. Pursuant to these requirements, we assess valuation declines to determine the extent to which such changes are attributable to (1) fundamental factors specific to the issuer, such as financial condition, business prospects or other factors, or (2) market-related factors, such as required market yields, interest rates or equity market declines. If the decline in the market value of a security is determined to be other-than-temporary, we reduce the book value of such security to its current market value, recognizing the decline as a realized loss on the income statement.  The Company recorded an other-than-temporary credit impairment charge of $157,000 during the second quarter of 2009.  See Note 2 to the consolidated financial statements for a schedule that shows gross unrealized losses, fair value of securities as well as the impairment loss and other-than-temporary impairment write down, aggregated by security category and length of time that individual securities have been in a continuous realized loss position at June 30, 2009 and December 31, 2008, and Note 8 for discussion related to the determination of fair value.

Deferred Income Taxes. We use the asset and liability method of accounting for income taxes as prescribed in Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We exercise significant judgment in evaluating the amount and timing of recognition of the resulting tax liabilities and assets. These judgments require us to make projections of future taxable income. The judgments and estimates we make in determining our deferred tax assets, which are inherently subjective, are reviewed on a continual basis as regulatory and business factors change. Any reduction in estimated future taxable income may require us to record a valuation allowance against our deferred tax assets. Specifically, the Company had a charitable contribution carryover of $769,000 as of June 30, 2009, resulting in a deferred tax asset of $261,000.  The charitable contribution carryover was $999,000, with a resulting deferred tax asset of $340,000 as of December 31, 2008.  Utilization of this carryover is limited to 10% of taxable income on an annual basis. Such carryover will expire on December 31, 2011, if not utilized. If the Company is unable to generate sufficient taxable income to utilize this carryover it may require us to record a valuation allowance against this deferred tax asset.  Any valuation allowance would result in additional income tax expense in the period, which would negatively affect earnings.

Comparison of Financial Condition at June 30, 2009 and December 31, 2008

Total assets increased $238.4 million, or 25.6%, to $1.17 billion at June 30, 2009, compared to $931.3 million at December 31, 2008.  Cash and cash equivalents increased $101.3 million from December 31, 2008 to June 30, 2009 as excess funds from deposit inflows were invested in interest-earning demand deposits in other banks and in money market funds.  Loans increased $35.6 million from December 31, 2008 to June 30, 2009. Commercial and commercial real estate loans increased $49.7 million as we continue our strategic initiative to increase our commercial loan portfolio, while commercial construction loans decreased by $14.8 million as we de-emphasized construction lending during the quarter. Additionally, our one- to four-family real estate loans increased $3.9 million offset by a $2.3 million decrease in consumer loans.  The modest increase in one-to four-family real estate loans was due to increased originations through our correspondent relationships, while the decrease in consumer loans was due to the Company’s decision to de-emphasize these types of loans in the current economic environment.  Mortgage related securities available-for-sale increased $88.2 million, primarily due to an increase in agency residential mortgage related securities.  Investment related securities available for sale increased $12.2 million, primarily due to an increase in corporate securities.  All of the increases in assets were directly funded by the increase in deposits.

Deposits increased $236.2 million, or 38.8%, from $608.5 at December 31, 2008 to $844.7 million at June 30, 2009. Money market accounts increased $57.8 million, or 57.0%, and certificates of deposits increased $175.0 million, or 46.8%, from December 31, 2008 to June 30, 2009.  During March 2009, the Bank offered attractive rates on selected money market and certificate of deposit products to increase its market share in the Philadelphia, Pennsylvania market area resulting in approximately 6,500 new deposit accounts representing greater than $200 million in deposits, of which approximately 50% were new deposit customers.   In addition to the deposits obtained during the first quarter, the Bank continued to increase deposits during the second quarter of 2009 as it maintained competitively high rates on money market and certificate of deposit accounts during the period.  The Company intends to invest these funds in loans to qualified businesses and consumers.

Stockholders’ equity increased $3.3 million to $124.5 million at June 30, 2009 compared to $121.2 million at December 31, 2008 primarily due to unrealized gains, net of taxes, on the investment portfolio of $4.3 million and net income of $899,000 offset by the repurchase of 266,589 shares of common stock at a cost of $2.6 million.

Comparison of Operating Results for the Three and Six Months Ended June 30, 2009 and 2008

General. Net income decreased $6,000, or 2.0%, to $298,000 for the three months ended June 30, 2009 compared to $304,000 for the three months ended June 30, 2008, primarily due to a $536,000 increase in noninterest expense, a $342,000 increase in the provision for loan losses and a $24,000 increase in tax expense, offset by a $300,000 increase in net interest income and a $596,000 increase in other noninterest income.  Noninterest expense for the three months ended June 30, 2009 included a special assessment by the Federal Deposit Insurance Corporation of $536,000 as well as a $270,000 increase related to the current year assessment compared to the same quarter in the prior year.  Noninterest expense for the three months ended June 30, 2008 included an expense of $244,000 associated with final distributions from the Company’s terminated pension plan in the second quarter of 2008.  The increase in noninterest income was primarily related to the gain on sale of securities of $588,000 in the second quarter of 2009 offset by an other-than-temporary impairment loss recognized on a private label residential mortgage related security in the amount of $157,000.  The Bank also reduced the valuation allowance on the mortgage servicing rights in the amount of $99,000 during the three months ended June 30, 2009.

Net income increased $250,000, or 38.5%, to $899,000 for the six months ended June 30, 2009 compared to $649,000 for the six months ended June 30, 2008, primarily due to an increase in net interest income of $1.2 million and an increase of $550,000 in noninterest income offset by an increase in noninterest expense of $765,000, an increase in the provision for loan losses of $562,000 and an increase in tax expense of  $139,000. The increase in noninterest income of $550,000 was primarily the result of a gain on the sale of securities of $588,000 in the second quarter of 2009 offset by an other-than-temporary impairment loss recognized on a private label residential mortgage related security in the amount of $157,000.  The Bank also had a net reduction in the valuation allowance on the mortgage servicing rights in the amount of $75,000. The increase in noninterest expense of $765,000 included a special assessment by the Federal Deposit Insurance Corporation of $536,000 for the six months ended June 30, 2009 as well as a $481,000 increase related to the current year assessment compared to the same period in the prior year.  Noninterest expense for the six months ended June 30, 2008 included an expense of $297,000 associated with final distributions from the Company’s terminated pension plan in the second quarter of 2008.

Net Interest Income. Net interest income increased $300,000, or 5.8%, to $5.4 million for the three months ended June 30, 2009 compared the same period in 2008 primarily due to an increase in total interest income of  $1.9 million offset by a $1.6 million increase in total interest expense. The increase in total interest income was primarily due to an increase in average total interest earning assets of $294.8 million, offset by a decrease in the average yield on interest-earning assets from 5.34% to 4.60%. The increase in average balances of interest-earning assets was primarily due to: (1) an increase in the average balance of loans of $139.0 million year over year primarily related to the Company’s focus on increasing its levels of commercial lending; (2) an increase in the average balance of mortgage related securities of $82.3 million year over year and (3) an increase in the average balance of money market funds of $33.6 million and interest-earning demand deposits of $30.0 million year over year, both a result of excess funds from deposit inflows.  The decrease in yield on interest-earning assets was primarily due to a reduction in overall interest rates from 2008 to 2009 as well as a slight mix shift from higher yielding loans to interest earning deposits and money market funds.

The increase in net interest expense was primarily due to an increase in the average balances of interest-bearing liabilities of $289.7 million offset by a decrease in the average cost on interest bearing-liabilities from 3.45% to 3.08%.  The increase in the average balance of interest-bearing liabilities was primarily due to an increase in the average balance of interest-bearing deposits of $233.8 million, an increase in the average balance of other borrowed funds of  $30.0 million as well as an increase of $25.9 million in the average balance of Federal Home Loan Bank advances.  The increase in the average balance of interest-bearing deposits was primarily the result of the previously discussed promotion offered by the Bank in the first quarter of 2009 as well as maintaining competitively high rates on money market accounts throughout the second quarter. The decrease in average cost on interest bearing-liabilities was primarily due to reduction in overall interest rates from 2008 to 2009.

Net interest income increased $1.2 million, or 11.6%, to $11.2 million for the six months ended June 30, 2009 compared to the same period in 2008 primarily due to an increase in total interest income of  $2.6 million offset by a $1.4 million increase in total interest expense. The increase in total interest income was primarily due to an increase in average total interest earning assets of $204.4 million, offset by a decrease in the average yield on interest-earning assets from 5.41% to 4.83%.  The increase in average balances of interest-earning assets was primarily due to: (1) an increase in the average balance of loans of $140.5 million year over year primarily related to the Company’s focus on increasing its levels of commercial lending; (2) an increase in the average balance of mortgage related securities of $57.1 million year over year and (3) an increase in the average balance of interest-earning demand deposits of $14.3 million and money market funds of $10.9 million year over year, both a result of excess funds from deposit inflows. The decrease in yield on interest-earning assets was primarily due to a reduction in overall interest rates from 2008 to 2009 as well as a slight shift from higher yielding loans to interest earning deposits and money markets funds.

The increase in net interest expense was primarily due to an increase in the average balances of interest-bearing liabilities of $200.7 million offset by a decrease in the average cost on interest bearing-liabilities from 3.59% to 3.11%.  The increase in the average balance of interest-bearing liabilities was primarily due to an increase in the average balance of interest-bearing deposits of $137.9 million, an increase in the average balance of Federal Home Loan Bank advances of $32.2 million as well as an increase of $30.5 million in the average balance of other borrowed funds.  The increase in the average balance of interest-bearing deposits was primarily the result of the promotion offered by the Bank in the first quarter of 2009 as well as maintaining competitively high rates on money market accounts throughout the second quarter. The decrease in average cost on interest bearing-liabilities was primarily due to reduction in overall interest rates from 2008 to 2009.

The following table summarizes average balances and average yields and costs of interest-earning assets and interest-bearing liabilities for the three and six months ended June 30, 2009 and 2008. Yields are not presented on a tax-equivalent basis. Any adjustments necessary to present yields on a tax-equivalent basis are insignificant.

	Three Months Ended June 30,						Six Months Ended June 30,
	2009			2008			2009			2008
		Interest			Interest			Interest			Interest
	Average	and	Yield/	Average	and	Yield/	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost	Balance	Dividends	Cost	Balance	Dividends	Cost
	(Dollars in thousands)						(Dollars in thousands)
Assets:
Interest-earning assets:
Interest-earning demand deposits	$38,200	$135	1.41%	$8,159	$37	1.82%	$25,028	$136	1.09%	$10,709	$107	2.02%
Money market funds	68,233	122	0.72%	34,628	246	2.85%	43,208	160	0.75%	32,271	521	3.25%
Mortgage-related securities	343,755	3,505	4.08%	261,416	3,206	4.91%	306,639	6,760	4.41%	249,528	6,110	4.90%
Taxable securities	31,910	261	3.27%	16,633	170	4.10%	26,865	386	2.88%	39,925	879	4.40%
Nontaxable securities	13,183	140	4.25%	15,613	155	3.96%	13,860	283	4.08%	16,281	323	3.96%
Loans (1):
Residential loans	266,852	3,695	5.54%	229,129	3,245	5.67%	264,309	7,428	5.62%	223,286	6,313	5.65%
Commercial loans	282,722	4,004	5.60%	180,250	2,850	6.25%	273,038	7,598	5.53%	171,478	5,760	6.64%
Consumer loans	74,922	1,059	5.66%	76,107	1,086	5.71%	75,119	2,109	5.62%	77,193	2,236	5.79%
Total Loans	624,496	8,758	5.58%	485,486	7,181	5.89%	612,466	17,135	5.58%	471,957	14,309	6.04%
Allowance for loan losses	(6,704)			(3,614)			(6,530)			(3,517)
Net loans	617,792	8,758		481,872	7,181		605,936	17,135		468,440	14,309
Total interest-earning assets	1,113,073	12,921	4.60%	818,321	10,995	5.34%	1,021,536	24,860	4.83%	817,154	22,249	5.41%
Noninterest-earning assets	37,500			37,153			36,883			36,820
Total assets	$1,150,573			$855,474			$1,058,419			$853,974
Liabilities and equity:
Interest-bearing liabilities:
NOW and money market deposit accounts	$176,115	850	1.94%	$98,524	452	1.84%	$158,421	1,479	1.88%	$96,347	990	2.07%
Savings accounts	51,340	19	0.15%	53,291	35	0.26%	51,792	51	0.20%	53,464	93	0.35%
Certificates of deposit	547,791	4,850	3.55%	389,671	4,065	4.20%	473,745	8,568	3.65%	396,240	8,576	4.35%
Total interest-bearing deposits	775,246	5,719	2.96%	541,486	4,552	3.38%	683,958	10,098	2.98%	546,051	9,659	3.56%
FHLB advances	144,945	1,329	3.42%	119,038	1,120	3.72%	145,734	2,659	3.39%	113,488	2,150	3.75%
Other borrowed funds	50,000	432	3.63%	20,000	182	3.60%	50,497	861	3.63%	20,000	364	3.60%
Total borrowings	194,945	1,761	3.57%	139,038	1,302	3.71%	196,231	3,520	3.57%	133,488	2,514	3.73%
Total interest-bearing liabilities	970,191	7,480	3.08%	680,524	5,854	3.45%	880,189	13,618	3.11%	679,539	12,173	3.59%
Noninterest-bearing deposits	47,588			46,339			47,269			45,378
Other noninterest-bearing liabilities	8,547			6,003			7,683			6,209
Total liabilities	1,026,326			732,866			935,141			731,126
Retained earnings	121,042			121,958			121,203			121,884
Accumulated comprehensive income	3,205			650			2,075			964
Total stockholder’s equity	124,247			122,608			123,278			122,848
Total liabilities and stockholders’ equity	$1,150,573			$855,474			$1,058,419			$853,974

Net interest income		$5,441			$5,141			$11,242			$10,076
Interest rate spread			1.52%			1.89%			1.70%			1.82%
Net interest margin			1.93%			2.48%			2.17%			2.43%
Average interest-earning assets to average interest-bearing liabilities			114.73%			120.25%			116.06%			120.25%

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

	Three Months Ended			Six Months Ended
	June 30, 2009			June 30, 2009
	Compared to			Compared to
	Three Months Ended			Six Months Ended
	June 30, 2008			June 30, 2008
	Increase (Decrease)			Increase (Decrease)
	Due to			Due to
	Rate	Volume	Net	Rate	Volume	Net

Interest and dividend income:
Interest-earning demand deposits	(39)	137	98	(116)	145	29
Money market funds	(362)	238	(124)	(537)	176	(361)
Mortgage related securities	(712)	1,011	299	(749)	1,399	650
Taxable securities	(66)	157	91	(205)	(288)	(493)
Nontaxable securities	9	(24)	(15)	8	(48)	(40)
Loans:			—			—
Residential loans	(85)	535	450	(45)	1,160	1,115
Commercial loans	(465)	1,619	1,154	(1,573)	3,411	1,838
Consumer loans	(10)	(17)	(27)	(67)	(60)	(127)
Total loans	(560)	2,137	1,577	(1,685)	4,511	2,826
Total interest-earning assets	(1,730)	3,656	1,926	(3,284)	5,895	2,611

Interest Expense:
NOW and money market deposits	43	355	398	(148)	637	489
Savings accounts	(14)	(2)	(16)	(39)	(3)	(42)
Certificates of deposit	(866)	1,651	785	(1,687)	1,679	(8)
Total interest-bearing deposits	(837)	2,004	1,167	(1,874)	2,313	439

FHLB advances	(35)	244	209	(102)	611	509
Other borrowed funds	(23)	273	250	(58)	555	497
Total borrowings	(58)	517	459	(160)	1,166	1,006
Total interest-bearing liabilities	(895)	2,521	1,626	(2,034)	3,479	1,445

Net change in net interest income	(835)	1,135	300	(1,250)	2,416	1,166

Provision for Loan Losses. The Company recorded a provision for loan losses of $567,000 and $962,000 for the three and six months ended June 30, 2009, respectively compared to $225,000 and $400,000 for the three and six months ended June 30, 2008, respectively.  The increase in the provision reflected loan growth, primarily in commercial categories, and the increase in nonperforming, delinquent and internally classified loans in both the residential and commercial loan portfolios.

The following table provides information with respect to the Bank’s nonperforming assets at the dates indicated. There were no troubled debt restructurings as of the dates presented.

	At June 30,	At December 31,
	2009	2008
	(Dollars in thousands)

Nonaccrual loans:
One- to four-family	$1,901	$1,503
Multi-family and commercial real estate	1,775	685
Construction	3,861	3,495
Consumer	176	167
Total	7,713	5,850

Accruing loans past due 90 days or more	—	—
Real estate owned	—	—
Total nonperforming assets	$7,713	$5,850
Total nonperforming loans to total loans	1.22%	0.98%
Total nonperforming loans to total assets	0.66	0.63
Total nonperforming assets to total assets	0.66	0.63

The increase in nonaccrual loans of $1.9 million to $7.7 million at June 30, 2009 from $5.9 million at December 31, 2008 was primarily the result of three commercial real estate loans totaling an aggregate $1.1 million and one commercial construction loan totalling $325,000 being placed on non-accrual status during the six months ended June 30, 2009. Each of these loans is secured by commercial real estate in the southern New Jersey area.  In addition, one- to four-family nonaccrual loans increased by $398,000 primarily due to one additional loan being placed on nonaccrual in the amount of $457,000 partially offset by a charge off of $91,000. Consumer nonaccrual loans increased by $9,000 due to one additional $69,000 loan placed on nonaccrual partially offset by a charge off of $60,000.  The two previously described charge-offs  relate to two loans to one borrower secured by a residential property in the southern New Jersey area.

At June 30, 2009, the largest nonaccrual loan was a $3.5 million construction loan collateralized by a residential housing development located in southern  New Jersey.

Impaired loans requiring an allowance for loan losses increased $1.3 million to $7.7 million at June 30, 2009 compared to $6.4 million at December 31, 2008.  The related allowance for loan losses associated with these loans was $1.1 million at June 30, 2009 compared to $1.0 million at December 31, 2008.  The increase was primarily due to classifying three new commercial loans as impaired in the amount of $912,000 plus $398,000 in new one- to four-family loans as impaired, offset by a $145,000 charge-off related to two loans to one borrower.  All impaired loans are also classified as nonperforming at June 30, 2009 and are discussed in the preceeding paragraphs.

The following table provides information about delinquencies in our loan portfolio at the dates indicated.

	At June 30, 2009		At December 31, 2008
	30-59	60-89	30-59	60-89
	Days	Days	Days	Days
	Past Due	Past Due	Past Due	Past Due
	(In thousands)

Multi-family and commercial real estate	$896	$—	$766	$337
One- to four-family real estate	5,161	701	104	92
Consumer:
Home equity loans and lines of credit	171	114	63	83
Automobile	10	1	—	—
Total	$6,238	$816	$933	$512

Total delinquent loans increased to $7.1 million at June 30, 2009 as compared to $1.4 million at December 31, 2008.  The increase was primarily due to increases in the one-to four-family real estate loan portfolio.  There are a total of 16 delinquent loans, the largest being a $4.3 million loan secured by a residential home located in central New Jersey.

Noninterest Income. The following table summarizes noninterest income for the three and six months ended June 30, 2009, and 2008.

	Three Months				Six Months
	Ended June 30,				Ended June 30,			%
	2009	2008	$ Change	% Change	2009	2008	$ Change	Change
	(Dollars in thousands)

Service charges and other fee income	$310	$224	$86	38.4%	$480	$415	$65	15.7%
Net gain on sale of loans	—	1	(1)	(100.0)%	3	4	(1)	(25.0)%
Income on bank-owned life insurance	112	113	(1)	(0.9)%	221	224	(3)	(1.3)%
Other	146	17	129	758.8%	211	35	176	502.9%

Total other-than-temporary impairment loss	(605)	—	(605)	(100.0)%	(605)	—	(605)	(100.0)%

Less: Portion of loss recognized in other comprehensive income (before taxes)	448	—	448	100.0%	448	—	448	100.0%
Net other-than-temporary impairment loss	(157)	—	(157)	(100.0)%	(157)	—	(157)	(100.0)%
Net gains on sale of investment securities	588	48	540	1125.0%	588	118	470	398.3%
Net investment securities gains	431	48	383	797.9%	431	118	313	265.3%

Total Noninterest Income	$999	$403	$596	147.9%	$1,346	$796	$550	69.1%

Noninterest income increased $596,000, or 147.9%, during the three months ended June 30, 2009 compared to the same period in 2008.  Net investment securities gains increased $383,000 during the second quarter of 2009 as the Bank recognized a gain of $588,000 on the sale of securities offset by an other-than-temporary credit impairment loss recognized on a private label residential mortgage related security in the amount of $157,000.  Net investment security gains totaled $48,000 during the three months ended June 30, 2008.  Service charges and other fee income increased by $86,000 primarily as a result of the Bank reducing the valuation allowance on its mortgage servicing rights by $99,000.  Other income increased $129,000 during the three-month period as a result of the Bank recording earnings of $125,000 on its investment in Philadelphia Mortgage Advisors, Inc., which was caused by a higher volume of residential loan refinancings during the quarter due to historically low level of long term interest rates.

Noninterest income increased $550,000, or 69.1%, during the six months ended June 30, 2009 compared to the same period in 2008.  Net investment securities gains increased $313,000 as the Bank recognized a gain of $588,000 on the sale of securities in the second quarter of 2009 offset by an other-than-temporary credit impairment loss recognized on a private label residential mortgage related security in the amount of $157,000.  Net investment securities gains totaled $118,000 during the six months ended June 30, 2008.  Service charges and other fee income increased by $65,000 primarily as a result of the Bank reducing the valuation allowance on its mortgage servicing rights by $75,000.  Other income increased $176,000 during the six-month period as a result of the Bank recording earnings of $173,000 on its investment in Philadelphia Mortgage Advisors, Inc., which was caused by a higher volume of residential loan refinancings during the quarter due to historically low level of long term interest rates.

Noninterest Expense. The following table summarizes noninterest expense for the three and six months ended June 30, 2009 and 2008.

	Three Months				Six Months
	Ended June 30,			%	Ended June 30,			%
	2009	2008	$ Change	Change	2009	2008	$ Change	Change
	(Dollars in thousands)

Salaries, benefits and other compensation	$2,915	$3,064	$(149)	(4.9)%	$5,765	$5,862	$(97)	(1.7)%
Occupancy expense	438	468	(30)	(6.4)%	933	954	(21)	(2.2)%
Furniture and equipment expense	180	227	(47)	(20.7)%	401	443	(42)	(9.5)%
Data processing costs	377	409	(32)	(7.8)%	762	802	(40)	(5.0)%
Professional fees	298	265	33	12.5%	564	578	(14)	(2.4)%
Marketing expense	86	125	(39)	(31.2)%	170	220	(50)	(22.7)%
FDIC premiums	831	25	806	3224.0%	1,072	55	1,017	1849.1%
Other	367	373	(6)	(1.6)%	776	764	12	1.6%
Total	$5,492	$4,956	$536	10.8%	$10,443	$9,678	$765	7.9%

Noninterest expense increased by $536,000, or 10.8%, and $765,000, or 7.9%, during the three and six months ended June 30, 2009, respectively, compared to the same periods in 2008.  The increase in both the three and six months included an FDIC special assessment of $536,000 incurred in the second quarter of 2009.  In addition, both the three and six months ended June 30, 2008 included an expense of $244,000 and $297,000, respectively, associated with final distributions from the Company’s terminated pension plan in the second quarter of 2008.

The largest changes for the three-month period ended June 30, 2009 were (1) an increase in FDIC premiums of $806,000, primarily due to (a) the special assessment mentioned above, (b) an increase in the average deposit balances, (c) the FDIC insurance assessment rate increased eight basis points to thirteen basis points at June 30, 2009 and (d) the Bank’s FDIC insurance credit from the prior year was fully utilized during the fourth quarter of 2008 and (2) a decrease in salaries and benefits expense of $149,000 primarily due to the $244,000 of expense in the three month period ended June 30, 2008 associated with final distributions from the Company’s terminated pension plan offset by normal increases in salaries.  Additional changes in noninterest expense included a reduction of furniture and equipment expense of $47,000, primarily as a result of certain fixed assets becoming fully depreciated in 2009, and a reduction of marketing expense of $39,000 due to reduced promotional offers and advertising performed during 2009.

The largest changes for the six month period were (1) an increase in FDIC premiums of $1.0 million, primarily due to (a) the  special assessment mentioned above, (b) an increase in the average deposit balances, (c) the FDIC insurance assessment rate increased by eight basis points to thirteen basis points during the six months ended June 30, 2009 and (d) the Bank’s FDIC insurance credit from the prior year was fully utilized during the fourth quarter of 2008 and (2) a decrease in salaries and benefits expense of $97,000 primarily due to the $297,000 of expense in the six month period ended June 30, 2008 associated with final distributions from the Company’s terminated pension plan offset by normal increases in salaries.  Additional changes in noninterest expense included a reduction of marketing expense of $50,000 due to reduced promotional offers and advertising performed during 2009 and a reduction of furniture and equipment expense of $42,000 primarily as a result of certain fixed assets becoming fully depreciated in 2009.

Income Taxes. The income tax provision for the three and six months ended June 30, 2009 was $83,000 and $284,000, respectively, compared to $59,000 and $145,000 for the three and six months ended June 30, 2008, respectively.   The Company’s effective income tax rate was 21.8% and 24.0% for the three and six months ended June 30, 2009, respectively, compared to 16.3% and 18.3% for the three and six months ended June 30, 2008, respectively.  These rates reflect the Company’s levels of tax-exempt income for both periods relative to the overall level of taxable income.

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

The following table presents certain of our contractual obligations as of June 30, 2009 and December 31, 2008.

		Payments Due by Period
			One to
		Less Than	Three	Three to	More Than
Contractual Obligations	Total	One Year	Years	Five Years	Five Years
	(In thousands)

At June 30, 2009
Operating lease obligations (1)	$1,453	$490	$923	$40	$—
FHLB advances and other borrowings (2)	222,627	16,126	50,485	31,820	124,196
Other long-term obligations (3)	6,554	1,618	2,955	1,981	—
Total	$230,634	$18,234	$54,363	$33,841	$124,196

At December 31, 2008
Operating lease obligations (1)	$1,702	$498	$929	$275	$—
FHLB advances and other borrowings (2)	238,197	16,260	61,237	32,221	128,479
Other long-term obligations (3)	7,443	1,651	3,131	2,661	—
Total	$247,342	$18,409	$65,297	$35,157	$128,479

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

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At June 30, 2009, cash and cash equivalents totaled $105.3 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $395.2 million at June 30, 2009. In addition, at March 31, 2009, the latest date available, we had the ability to borrow a total of approximately $532.3 million from the FHLB. On June 30, 2009, we had $144.3 million of borrowings outstanding with the FHLB as well as $50.0 million of borrowings outstanding with another financial institution.

At June 30, 2009, we had $105.4 million in loan commitments outstanding, which consisted of $10.7 million of mortgage loan commitments, $21.1 million in unused home equity lines of credit, $5.2 million in consumer loans, $68.3 million in commercial loan commitments and $50,000 in standby letters of credit. Certificates of deposit due within one year of June 30, 2009 totaled $222.6 million, or 40.6% of total certificates of deposit, at June 30, 2009.  The percentage of certificates of deposit due within one year declined to 40.6% from 53.5% at December 31, 2008 as a result of the Company’s certificate of deposit promotion which attracted a greater portion of certificates of deposit with a term of eighteen months or longer. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before June 30, 2010. We believe, however, based on past experience, that a significant portion of these certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

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

	Six Months Ended June 30, 2009	Year Ended December 31, 2008
Investing activities:
Loan originations	$(94,428)	$(207,687)
Other decreases in loans	58,002	82,182
Purchase of loan participations	(125)	(19,335)
Security purchases	(169,033)	(163,303)
Security sales	20,218	94,449
Security maturities, calls and principal repayments	52,917	68,893
Financing activities:
Increase in deposits	236,265	22,912
(Decrease) increase in FHLB advances	(2,089)	66,379
Increase in other borrowings	—	30,000
Purchase of treasury stock	(2,636)	(3,369)

The Bancorp is a separate entity and apart from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Bancorp is responsible for the payment of declared dividends to stockholders, of which through June 30, 2009 no dividends have been paid. At times, the Bancorp has repurchased its common stock. As of June 30, 2009, the Bancorp had $13.4 million in cash and cash equivalents.  Substantially all of the Bancorp’s cash and cash equivalents was obtained from proceeds it retained from its initial public offering in 2006.  The Bancorp can receive dividends from the Bank.  Payment of such dividends to the Bancorp by the Bank is limited under federal law. The amount that can be paid in any calendar year, without prior approval from the regulatory agency, cannot exceed the net profits (as defined) for the year plus the preceding two calendar years. The Bancorp believes that such restriction will not have an impact on the Bancorp’s ability to meet its ongoing cash obligations.

Capital Management. The Bank is subject to various regulatory capital requirements administered by the Office of Thrift Supervision, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2009, the Bank exceeded all of regulatory capital requirements and was considered a “well capitalized” institution under regulatory guidelines.

The following table presents the Bank’s capital ratios and the minimum capital requirements to be considered ‘‘well capitalized” by the OTS as of June 30, 2009 and December 31, 2008:

	Ratio	Minimum to be Well Capitalized
June 30, 2009:
Total risk-based capital (to risk-weighted assets)	16.80%	>10.0%
Tier 1 capital (to risk-weighted assets)	15.81%	> 6.0%
Tier 1 capital (to adjusted assets)	8.71%	> 5.0%

December 31, 2008:
Total risk-based capital (to risk-weighted assets)	19.25%	>10.0%
Tier 1 capital (to risk-weighted assets)	18.11%	> 6.0%
Tier 1 capital (to adjusted assets)	10.70%	> 5.0%

Total stockholders’ equity to total assets was 10.6% at June 30, 2009, 13.0% at December 31, 2008 and 14.2% at June 30, 2008.  As a result of Fox Chase Bancorp’s initial public offering in 2006, the Company has significant capital. The Company’s financial condition and results of operations have been enhanced by the capital from the offering, resulting in increased net interest-earning assets.  However, the large increase in equity resulting from the capital raised in the offering has had an adverse impact on our return on equity.  The Company may use capital management tools such as cash dividends and share repurchases as well as improving operating income to increase its return on equity.

Off-Balance Sheet Arrangements

In the normal course of operations, we engage in a variety of financial transactions that, in accordance with US generally accepted accounting principles, are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments, letters of credit and lines of credit.

For the period ended June 30, 2009, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

At June 30, 2009, there has not been any material change to the market risk disclosure from that contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Item 4. Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”): (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  In addition, no change in the Company’s internal control over financial reporting occurred during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially effect, Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect our business, financial condition or future results.  As of June 30, 2009, the risk factors of the Company have not changed materially from those reported in the Company’s Annual Report on Form 10-K.  The risks described in our Annual Report on Form 10-K are not the only risks that we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

			Total Number
			of Shares
			Purchased	Maximum
	Total		as Part of	Number of Shares
	Number of	Average	Publicly	that May Yet be
	Shares	Price Paid	Announced Plans or	Purchased Under
Period	Purchased	Per Share	Programs	the Plans or Programs

April 1, 2009 through
April 30, 2009	19,850	$9.64	19,850	258,920

May 1, 2009 through
May 31, 2009	84,000	$9.77	84,000	501,920

June 1, 2009 through
June 30, 2009	73,700	$10.35	73,700	428,220

Total	177,550	$9.99	177,550

(1)  On July 31, 2008, the Company announced that the Board of Directors approved the repurchase of up to 327,000 shares of the Company’s common stock (the “July 2008 program”).  During the first six months of 2009, the Company repurchased 225,780 shares as part of the July 2008 program and 101,220 shares remain to be purchased under the July 2008 program as of June 30, 2009.  On May 21, 2009, the Company announced that the Board of Directors approved the repurchase of up to an additional 327,000 shares of the Company’s common stock.  These repurchase programs will continue until they are completed or terminated by the Board of Directors.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

At the Company’s Annual Meeting of Stockholders (the “Meeting”) held on May 21, 2009, all the nominees for director proposed by the Company were elected. The votes cast for each nominee were as follows:

	For	Withhold

Roger H. Ballou	13,188,972	364,491

Richard E. Bauer	13,204,409	349,054

Peter A. Sears	12,589,925	963,538

Also at the Meeting, the stockholders ratified the appointment of KPMG, LLP as the independent registered public accounting firm for fiscal year ending December 31, 2009. The votes cast were as follows:

For	Against	Abstain

13,488,191	43,727	21,545

Item 5. Other Information

Not applicable.

Item 6. Exhibits

3.1	Charter of Fox Chase Bancorp, Inc. (1)
3.2	Bylaws of Fox Chase Bancorp, Inc. (2)
4.1	Stock Certificate of Fox Chase Bancorp, Inc. (1)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.0	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

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

FOX CHASE BANCORP, INC.

Dated: August 6, 2009	By:	/s/ Thomas M. Petro
Thomas M. Petro
President and Chief Executive Officer
(principal executive officer)

Dated: August 6, 2009	By:	/s/ Roger S. Deacon
Roger S. Deacon
Chief Financial Officer
(principal financial officer)