Form 10-Q
period 2009-09-30
Fox Chase Bancorp Inc
filed 2009-11-06
CIK 1359111

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

As of October 30, 2009, there were 13,667,687 shares of the registrant’s common stock outstanding.

FOX CHASE BANCORP, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FOX CHASE BANCORP, INC

Consolidated Statements of Condition

(In Thousands, Except Share Data)

	September 30,	December 31,
	2009	2008
	(unaudited)
ASSETS
Cash and due from banks	$241	$642
Interest-earning demand deposits in other banks	57,933	3,302
Total cash and cash equivalents	58,174	3,944
Investment securities available-for-sale	27,235	25,041
Mortgage related securities available-for-sale	415,029	269,682
Loans, net of allowance for loan losses of $8,489 at September 30, 2009 and $6,260 at December 31, 2008	636,749	588,975
Loans held for sale	167	—
Federal Home Loan Bank stock, at cost	10,435	9,707
Bank-owned life insurance	12,551	12,214
Premises and equipment	11,311	11,748
Real estate held for investment	1,880	1,957
Accrued interest receivable	4,583	3,721
Mortgage servicing rights	735	827
Deferred tax asset, net	—	1,869
Other assets	7,399	1,585
Total Assets	$1,186,248	$931,270
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits	$860,529	$608,472
Federal Home Loan Bank advances	143,232	146,379
Other borrowed funds	50,000	50,000
Advances from borrowers for taxes and insurance	1,221	2,589
Accrued interest payable	759	727
Deferred tax liability, net	1,187	—
Accrued expenses and other liabilities	2,385	1,883
Total Liabilities	1,059,313	810,050
STOCKHOLDERS’ EQUITY
Preferred stock ($.01 par value; 1,000,000 shares authorized, none issued and outstanding at September 30, 2009 and December 31, 2008)	—	—
Common stock ($.01 par value; 35,000,000 shares authorized, 14,679,750 shares issued and 13,679,287 shares outstanding at September 30, 2009 and 14,679,750 shares issued and 14,066,559 shares outstanding at December 31, 2008)	147	147
Additional paid-in capital	63,765	63,516
Treasury stock (at cost, 1,000,463 shares at September 30, 2009 and 613,191 shares at December 31, 2008)	(11,112)	(7,293)
Common stock acquired by benefit plans	(6,957)	(7,819)
Retained earnings	74,044	72,664
Accumulated other comprehensive income, net	7,048	5
Total Stockholders’ Equity	126,935	121,220
Total Liabilities and Stockholders’ Equity	$1,186,248	$931,270

See accompanying notes to the unaudited consolidated financial statements.

FOX CHASE BANCORP, INC

Consolidated Statements of Operations

(Unaudited)

(In Thousands, Except Per Share Data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
INTEREST INCOME
Interest and fees on loans	$8,698	$8,106	$25,833	$22,415
Interest on money market funds	23	—	183	521
Interest on mortgage related securities available-for-sale	3,975	3,138	10,735	9,248
Interest on investment securities available-for-sale
Taxable	238	121	623	876
Nontaxable	107	146	390	469
Dividend income	—	69	1	193
Other interest income	290	17	426	124
Total Interest Income	13,331	11,597	38,191	33,846
INTEREST EXPENSE
Deposits	5,478	4,345	15,576	14,004
Federal Home Loan Bank advances	1,333	1,230	3,992	3,380
Other borrowed funds	437	203	1,298	567
Total Interest Expense	7,248	5,778	20,866	17,951
Net Interest Income	6,083	5,819	17,325	15,895
Provision for loan losses	1,450	500	2,412	900
Net Interest Income after Provision for Loan Losses	4,633	5,319	14,913	14,995
NONINTEREST INCOME
Service charges and other fee income	192	218	672	633
Net gain on sale of loans	—	6	3	10
Income on bank-owned life insurance	115	114	336	338
Other	58	21	269	56

Total other-than-temporary impairment loss	—	—	(605)	—
Less: Portion of loss recognized in other comprehensive income (before taxes)	—	—	448	—
Net other-than-temporary impairment loss	—	—	(157)	—
Net gains on sale of investment securities	958	—	1,546	118
Net investment securities gains	958	—	1,389	118

Total Noninterest Income	1,323	359	2,669	1,155
NONINTEREST EXPENSE
Salaries, benefits and other compensation	3,198	2,928	8,963	8,790
Occupancy expense	441	458	1,374	1,412
Furniture and equipment expense	170	226	571	669
Data processing costs	384	402	1,146	1,204
Professional fees	267	285	831	863
Marketing expense	72	117	242	337
FDIC premiums	343	26	1,415	81
Other	379	347	1,155	1,111
Total Noninterest Expense	5,254	4,789	15,697	14,467
Income Before Income Taxes	702	889	1,885	1,683
Income tax provision	189	230	473	375
Net Income	$513	$659	$1,412	$1,308
Earnings per share:
Basic	$0.04	$0.05	$0.11	$0.10
Diluted	$0.04	$0.05	$0.11	$0.10

See accompanying notes to the unaudited consolidated financial statements.

FOX CHASE BANCORP, INC

Consolidated Statements of Changes in Equity

Nine months ended September 30, 2009

(In Thousands, Unaudited)

				Common		Accumulated
		Additional		Stock		Other
	Common	Paid in	Treasury	Acquired by	Retained	Comprehensive	Total
	Stock	Capital	Stock	Benefit Plans	Earnings	Income, net	Equity

BALANCE - DECEMBER 31, 2008	$147	$63,516	$(7,293)	$(7,819)	$72,664	$5	$121,220
Purchase of treasury stock, net			(3,819)				(3,819)
Stock based compensation expense		731					731
Issuance of stock for vested equity awards		(542)		574	(32)		—
Unallocated ESOP shares committed to employees		(7)		288			281
Shares allocated in long-term incentive plan		67					67
Net income					1,412		1,412
Other comprehensive income						7,043	7,043

BALANCE - SEPTEMBER 30, 2009	$147	$63,765	$(11,112)	$(6,957)	$74,044	$7,048	$126,935

See accompanying notes to the unaudited consolidated financial statements.

FOX CHASE BANCORP, INC

Consolidated Statements of Cash Flows

(In Thousands)

	Nine Months Ended September 30,
	2009	2008
	(Unaudited)
Cash Flows From Operating Activities
Net income	$1,412	$1,308
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,412	900
Depreciation	642	736
Net amortization of securities premiums and discounts	1,952	656
Benefit for deferred income taxes	(766)	(397)
Stock benefit plans	1,079	1,121
Pension plan settlement	—	137
Origination of loans held for sale	(585)	(3,197)
Proceeds from sales of loans held for sale	416	3,193
Net gain on sales of loans and loans held for sale	(3)	(10)
Net gain on sales of securities	(1,546)	(118)
Other-than-temporary impairment loss	157	—
Earnings on investment in bank-owned life insurance	(336)	(338)
Decrease in mortgage servicing rights	92	111
Increase in accrued interest receivable and other assets	(1,957)	(454)
Increase in accrued interest payable, accrued expenses and other liabilities	534	2,241
Net Cash Provided by Operating Activities	3,503	5,889
Cash Flows from Investing Activities
Equity investment in unconsolidated entity	(630)	—
Investment securities - available for sale:
Purchases	(19,184)	(17,128)
Proceeds from sales	6,373	72,398
Proceeds from maturities, calls and principal repayments	9,705	11,495
Mortgage related securities – available for sale:
Purchases	(254,251)	(108,495)
Proceeds from sales	41,487	22,051
Proceeds from maturities, calls and principal repayments	74,545	48,525
Net increase in loans	(50,058)	(107,449)
Purchases of loan participations	(127)	(19,254)
Net increase in Federal Home Loan Bank stock	(728)	(3,086)
Increase in other investments	—	(83)
Deposit on real estate held for investment	77	—
Purchases of premises and equipment	(205)	(201)
Proceeds from sales of premises and equipment and assets acquired through foreclosure	—	10
Net Cash Used by Investing Activities	(192,996)	(101,217)
Cash Flows from Financing Activities
Net increase in deposits	252,057	7,838
Decrease in advances from borrowers for taxes and insurance	(1,368)	(692)
Federal Home Loan Bank advances	—	76,770
Principal payments on Federal Home Loan Bank advances	(3,147)	(25,710)
Other borrowings	—	15,000
Purchase of treasury stock	(3,819)	(2,671)
Net Cash Provided by Financing Activities	243,723	70,535
Net Increase (Decrease) in Cash and Cash Equivalents	54,230	(24,793)
Cash and Cash Equivalents – Beginning	3,944	31,275
Cash and Cash Equivalents – Ending	$58,174	$6,482
Supplemental Disclosure of Cash Flow Information
Interest paid	$20,834	$17,804
Income taxes paid	$1,379	$836

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

The Bancorp and the Bank (collectively referred to as the “Company”) provide a wide variety of financial products and services to individuals and businesses through the Bank’s eleven branches in Philadelphia, Richboro, Willow Grove, Warminster, Lahaska, Hatboro, Media and West Chester, Pennsylvania, and Ocean City, Marmora and Egg Harbor Township, New Jersey.  In February 2009, the Bank increased its ownership in Philadelphia Mortgage Advisors, Inc. (“PMA”), a licensed mortgage banker located in Blue Bell, Pennsylvania and Ocean City, New Jersey, from 20% to approximately 45%.  The operations of the Company are managed as a single business segment.  The Company competes with other financial institutions and other companies that provide financial services.

The Company is subject to regulations of certain federal banking agencies.  These regulations can and do change significantly from period to period.  The Company also undergoes periodic examinations by the Office of Thrift Supervision which may subject them to further changes with respect to asset valuations, amounts of required loan loss allowances and operating restrictions resulting from the regulator’s judgments based on information available to them at the time of their examinations.

The consolidated financial statements include the accounts of the Bancorp and the Bank. The Bank’s operations include the accounts of its wholly owned subsidiaries, Fox Chase Financial, Inc. and Fox Chase Service Corporation.  Fox Chase Financial, Inc. is a Delaware chartered investment holding company and its sole purpose is to manage and hold investment securities.  Fox Chase Service Corporation is a Pennsylvania chartered company and its sole purpose is to facilitate the Bank’s investment in PMA.  The consolidated financial statements do not include the transactions and balances of Fox Chase MHC.  All material inter-company transactions and balances have been eliminated in consolidation. Prior period amounts are reclassified, when necessary, to conform with the current year’s presentation.

During 2009 and 2008, the Bank engaged in certain business activities with PMA.  These activities included providing a warehouse line of credit to PMA, as well as acquiring residential mortgage and home equity loans from PMA. The Bank recorded interest income from PMA on the warehouse line of $143,000 and $80,000 for the nine months ended September 30, 2009 and 2008, respectively, as well as loan satisfaction fees, which are recorded in service charges and other fee income, from PMA of $44,000 and $16,000 for the nine months ended September 30, 2009 and 2008, respectively.  In addition, the Bank acquired total loans from PMA of $39.5 million and $60.8 million for the nine months ended September 30, 2009 and 2008, respectively, which includes the cost of the loans.

Real estate held for investment represents undeveloped land located in Absecon, New Jersey.  This property is under an option to be sold in 2010, subject to certain conditions being met including zoning and land use approvals.

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

These interim financial statements do not contain all necessary disclosures required by GAAP for complete financial statements and therefore should be read in conjunction with the audited financial statements and the notes thereto included in Fox Chase Bancorp, Inc.’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 12, 2009.   These financial statements include all normal and recurring adjustments which management believes were necessary in order to conform to GAAP.  The results for the nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

In connection with the preparation of these financial statements, the Company has evaluated events and transactions through November 6, 2009, which is the date these financial statements were issued.

Per Share Information

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Net income	$513,000	$659,000	$1,412,000	$1,308,000

Weighted-average common shares outstanding (1)	13,724,077	14,191,655	13,884,174	14,275,109
Average common stock acquired by stock benefit plans:
Unvested shares – long-term incentive plan	(16,743)	(25,114)	(16,743)	(25,114)
ESOP shares unallocated	(437,909)	(476,272)	(447,405)	(485,804)
Shares purchased by trust	(229,774)	(274,254)	(239,888)	(283,053)
Weighted-average common shares used to calculate basic earnings per share	13,039,651	13,416,015	13,180,138	13,481,138
Dilutive effect of:
Unvested shares – long-term incentive plans	16,743	25,114	16,743	25,114
Restricted stock awards	1,695	1,712	4,167	6,934
Weighted-average common shares used to calculate diluted earnings per share	13,058,089	13,442,841	13,201,048	13,513,186

Earnings per share-basic	$0.04	$0.05	$0.11	$0.10
Earnings per share-diluted	$0.04	$0.05	$0.11	$0.10

Outstanding common stock equivalents having no dilutive effect	792,373	793,068	789,901	787,846

(1) Excludes treasury stock.

NOTE 2 - INVESTMENT AND MORTGAGE RELATED SECURITIES

The amortized cost and fair value of securities available-for-sale as of September 30, 2009 and December 31, 2008 are summarized as follows:

	September 30, 2009 (Unaudited)
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)

Obligations of U.S. government agencies	$307	$2	$—	$309
State and political subdivisions	9,993	178	(26)	10,145
Corporate securities	16,509	298	(26)	16,781
	26,809	478	(52)	27,235

Private label residential mortgage related security	648	—	(434)	214
Private label commercial mortgage related securities	18,296	301	(425)	18,172
Agency residential mortgage related securities	385,656	11,153	(166)	396,643
Total mortgage related securities	404,600	11,454	(1,025)	415,029

Total securities	$431,409	$11,932	$(1,077)	$442,264

	December 31, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)

State and political subdivisions	$14,679	$35	$(251)	$14,463
Corporate securities	11,124	4	(550)	10,578
	25,803	39	(801)	25,041

Private label residential mortgage related security	889	—	(620)	269
Private label commercial mortgage related securities	10,049	—	(2,745)	7,304
Agency residential mortgage related securities	257,990	4,442	(323)	262,109
Total mortgage related securities	268,928	4,442	(3,688)	269,682

Total securities	$294,731	$4,481	$(4,489)	$294,723

The following tables show gross unrealized losses and fair value of securities, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2009 and December 31, 2008:

	September 30, 2009 (Unaudited)
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)

State and political subdivisions	$—	$—	$830	$(26)	$830	$(26)
Corporate securities	2,313	(26)	—	—	2,313	(26)
	2,313	(26)	830	(26)	3,143	(52)

Private label residential mortgage related security	—	—	214	(434)	214	(434)
Private label commercial mortgage related securities	—	—	9,609	(425)	9,609	(425)
Agency residential mortgage related securities	16,680	(166)	—	—	16,680	(166)
Total mortgage related securities	16,680	(166)	9,823	(859)	26,503	(1,025)

Total securities	$18,993	$(192)	$10,653	$(885)	$29,646	$(1,077)

	December 31, 2008
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)

State and political subdivisions	$8,645	$(251)	$—	$—	$8,645	$(251)
Corporate securities	9,214	(550)	—	—	9,214	(550)
	17,859	(801)	—	—	17,859	(801)

Private label residential mortgage related security	269	(620)	—	—	269	(620)
Private label commercial mortgage related securities	7,304	(2,745)	—	—	7,304	(2,745)
Agency residential mortgage related securities	16,217	(301)	717	(22)	16,934	(323)
Total mortgage related securities	23,790	(3,666)	717	(22)	24,507	(3,688)

Total securities	$41,649	$(4,467)	$717	$(22)	$42,366	$(4,489)

In the second quarter of 2009, the Company implemented new financial reporting guidance that changed the process for recognizing other-than-temporary impairment for debt securities and expanded disclosure requirements for other-than-temporarily impaired debt and equity securities.  Under the new guidance, companies are required to record other-than-temporary impairment charges, through earnings, if they have the intent to sell, or will more likely than not be required to sell, an impaired debt security before a recovery of its amortized cost basis. In addition, companies are required to record other-than-temporary impairment charges through earnings for the amount of credit losses, regardless of the intent or requirement to sell. Credit loss is measured as the difference between the present value of an impaired debt security’s cash flows and its amortized cost basis. Non-credit related write-downs to fair value must be recorded as decreases to accumulated other comprehensive income as long as a company has no intent or requirement to sell an impaired security before a recovery of amortized cost basis. Finally, companies were required to record all previously recorded non-credit related other-than-temporary impairment charges for debt securities as cumulative effect adjustments to retained earnings as of the beginning of the period of adoption.  Since the Company did not have any other-than-temporary impairment as of March 31, 2009, no cumulative effect adjustments were required at adoption.  See below discussion regarding the other-than-temporary credit impairment of the private label residential mortgage related security recorded at June 30, 2009.   There was no additional other-than-temporary credit impairment charge on this investment in the third quarter of 2009.

The private label residential mortgage related security had an amortized cost, prior to the identified credit related impairment, of $805,000 at September 30, 2009 and $889,000 at December 31, 2008.  Fair value for this security was $214,000 at September 30, 2009 and $269,000 at December 31, 2008.  During the nine months ended September 30, 2009, delinquency levels for the security’s underlying collateral increased to 20.1% from 13.8% at December 31, 2008, principal payment rate slowed to an annualized rate of 13.0% from 16.1% in 2008, and the security was downgraded from AAA to BB+.  As a result of these negative trends, management’s analysis indicated that the security had $157,000 of other-than-temporary credit impairment at June 30, 2009.  This amount of credit related impairment is recorded as a charge through earnings, regardless of the intent or requirement to sell the security.   As of September 30, 2009, no additional other-than-temporary credit impairment was recorded.  As of September 30, 2009, after other-than-temporary impairment charges, the private label residential mortgage related security had an amortized cost of $648,000 and a fair value of $214,000, resulting in a remaining unrealized loss of $434,000.  The remaining unrealized loss is not considered other-than-temporary as management does not have the intention or requirement to sell this security.

The Company had one private label residential mortgage related security and three commercial mortgage related securities in an unrealized loss position at September 30, 2009.  The Company evaluates current characteristics of each of its private label securities such as delinquency and foreclosure levels, credit enhancement, projected losses and coverage, on a quarterly basis. It is possible that the underlying collateral of these securities will perform worse than current expectations, which may lead to adverse changes in cash flows on these securities and potential future other-than-temporary impairment losses. Events that may trigger material declines in fair values for these securities in the future would include but are not limited to deterioration of credit metrics, significantly higher levels of default and severity of loss on the underlying collateral, deteriorating credit enhancement and loss coverage ratios, or further illiquidity.

Five of the commercial mortgage related securities each have a credit rating of AAA and one has a rating of BBB.  The securities have a gross amortized cost of $18.3 million and $10.0 million at September 30, 2009 and December 31, 2008, respectively. Three of the securities had a gross unrealized loss of $425,000 and  $2.7 million at September 30, 2009 and December 31, 2008, respectively. Management believes the impairment on these securities is temporary based on the cash flows, credit rating, credit enhancement and structure of the underlying securities and management does not have the intention or requirement to sell the securities.

Additionally, management evaluates all other non-private label investment securities for other-than-temporary impairment on a quarterly basis, and more frequently when economic or market concerns warrant. Management does not believe that any individual unrealized loss represented an other-than-temporary impairment at September 30, 2009. Management believes the temporary impairment on the securities classified as (a) state and political subdivisions and (b) corporate securities is directly related to the volatility, absence of liquidity in the fixed income markets and/or changes in market interest rates.  Finally, the temporary impairment on the agency residential mortgage related securities is directly related to changes in market interest rates.

Of the 15 securities with a temporary impairment at September 30, 2009, nine have a rating of AAA.  The securities rated less than AAA are: (1) one corporate debt security with a fair value of $2.3 million having a rating of A3, (2) two state or political subdivision securities with a total fair value of $830,000, which do not have a rating, (3) two private label collateralized mortgage obligations with a total fair value of $853,000 have a rating of BB+ or no rating, and (4) one private commercial mortgage related security with a fair value of $3.8 million has a rating of BBB.

Securities that have been impaired greater than twelve months are the private label residential mortgage related security and three private label commercial mortgage related securities, which were identified and discussed in detail in the preceding paragraphs. The remaining securities impaired greater than twelve months are state and political subdivisions, the impairment of which was deemed temporary due to positive factors supporting the recoverability of these securities, and the Company does not have the intention to sell the securities. Positive factors considered include timely principal payments and the financial health of the issuer.

The following schedule provides a summary of the components of net gains on sale of investment securities in the Company’s Consolidated Statement of Operations:

			Other-than-
	Gross	Gross	Temporary
	Realized	Realized	Impairment	Net Gains
	Gains	Losses	Losses	(Losses)
	(in thousands)

Three Months Ended September 30, 2009:
Obligations of U.S. government agencies	$—	$—	$—	$—
State and political subdivisions	—	—	—	—
Corporate securities	608	—	—	608
	608	—	—	608

Private label residential mortgage related security	—	—	—	—
Private label commercial mortgage related securities	—	—	—	—
Agency residential mortgage related securities	350	—	—	350
Total mortgage related securities	350	—	—	350

Total securities	$958	$—	$—	$958

			Other-than-
	Gross	Gross	Temporary
	Realized	Realized	Impairment	Net Gains
	Gains	Losses	Losses	(Losses)
	(in thousands)
Nine Months Ended September 30, 2009:

Obligations of U.S. government agencies	$—	$—	$—	$—
State and political subdivisions	—	—	—	—
Corporate securities	608	—	—	608
	608	—	—	608

Private label residential mortgage related security	—	—	(157)	(157)
Private label commercial mortgage related securities	—	—	—	—
Agency residential mortgage related securities	938	—	—	938
Total mortgage related securities	938	—	(157)	781

Total securities	$1,546	$—	$(157)	$1,389

The amortized cost and estimated fair value of investment securities available-for-sale at September 30, 2009 and December 31, 2008 by contractual maturity are as follows (excluding mortgage related securities):

	September 30, 2009		December 31, 2008
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In Thousands)		(In Thousands)

Due in one year or less	$9,776	$9,920	$6,913	$6,776
Due after one year through five years	8,340	8,481	5,782	5,376
Due after five years through ten years	4,241	4,302	7,551	7,543
Due after ten years	4,452	4,532	5,557	5,346
	$26,809	$27,235	$25,803	$25,041

Securities with a carrying value of $3.4 million and $4.3 million at September 30, 2009 and December 31, 2008, respectively, were pledged to secure public deposits and for other purposes as required or permitted by law.

Securities with a carrying value of $60.0 million both at September 30, 2009 and December 31, 2008, respectively, were pledged as collateral for $50.0 million in borrowed funds.   See Note 6.

NOTE 3 - LOANS

The composition of net loans at September 30, 2009, and December 31, 2008 is provided below (in thousands).

	September 30, 2009	December 31, 2008
	(Unaudited)
Real estate loans:
One-to four-family	268,640	$260,833
Multi-family and commercial	206,756	155,564
Construction	51,785	65,002
	527,181	481,399
Consumer loans:
Home equity	53,933	63,987
Automobile	133	262
Lines of credit	14,338	11,486
Other	4,458	351
	72,862	76,086
Commercial loans	44,813	37,371
Total Loans	644,856	594,856
Deferred loan origination fees, net	382	379
Allowance for loan losses	(8,489)	(6,260)
Net Loans	636,749	$588,975

The following table presents changes in the allowance for loan losses (in thousands):

	Nine Months		Year
	Ended		Ended
	September 30,		December 31,
	2009	2008	2008
	(Unaudited)

Balance, beginning	$6,260	$3,376	$3,376
Provision for loan losses	2,412	900	2,900
Loans charged off	(183)	(18)	(19)
Recoveries	—	3	3

Balance, ending	$8,489	$4,261	$6,260

As of September 30, 2009, the Bank had one interest rate swap agreement that was entered into during the quarter ended June 30, 2007.  The Bank had entered into a 15-year fixed rate commercial loan and the Bank’s risk management objective was to lock in the fair value of the loan.  The Bank met this objective by entering into a swap agreement to exchange fixed rate cash flows for variable rate cash flows. The fair value of the swap is recorded in other assets in the Company’s consolidated statements of condition. The Bank has not entered into a swap since the June 2007 quarter and currently does not consider itself to be an active participant in the swap market.

As of September 30, 2009 and December 31, 2008, the Bank’s swap agreement had a notional amount of $1.2 million.  The Company is receiving a variable rate payment of three-month LIBOR plus 2.24% and is paying a fixed rate payment of 7.43%. The swap matures in April 2022 and had a fair value loss position of $161,000 and $236,000 at September 30, 2009 and December 31, 2008, respectively.

The Bank carries the loan at fair value.  The loan is contractually current and the critical terms of the loan and the swap are a mirror image except that the loan includes a default interest rate clause.  Accordingly, the Company has determined the fair value of the gain position of the loan approximates the fair value loss position of the swap as of September 30, 2009 and December 31, 2008, respectively.

NOTE 4 — MORTGAGE SERVICING ACTIVITY

Loans serviced for others are not included in the accompanying consolidated statements of condition. The unpaid principal balances of these loans were $93.0 million and $110.9 million at September 30, 2009 and 2008, respectively, and $109.6 million at December 31, 2008.

The following summarizes mortgage servicing rights for the nine months ended September 30, 2009 and 2008 and the year ended December 31, 2008 (in thousands):

	Nine Months Ended September 30,		Year Ended December 31,
	2009	2008	2008
	(Unaudited)
Balance, beginning	$827	$1,066	$1,066
Mortgage servicing rights capitalized	—	—	—
Mortgage servicing rights amortized	(149)	(80)	(106)
Change in valuation allowance	57	(31)	(133)
Balance, ending	$735	$955	$827

At September 30, 2009, September 30, 2008 and December 31, 2008, the fair value of the mortgage servicing rights (“MSRs”) was $754,000 (unaudited), $1.0 million (unaudited) and $836,000, respectively. The fair value at these dates was determined using a third-party valuation model that calculates the present value of estimated future servicing income. The model incorporates assumptions that market participants use in estimating future net servicing income, including estimates of prepayment speeds and discount rates. Mortgage loan prepayment speed is the annual rate at which borrowers are forecasted to repay their mortgage loan principal and is based on historical experience and current interest rates. The discount rate used to determine the present value of future net servicing income is the required rate of return the market would expect for an asset with similar risk. Both assumptions can, and generally will, change quarterly valuations as market conditions and interest rates change.

During 2008, the Bank recorded a total valuation allowance of $133,000 on its MSRs, which was due to a significant decrease in interest rates for residential mortgages during the year resulting in assumed higher mortgage prepayments.  This valuation allowance was decreased by $57,000 during the nine months ended September 30, 2009.  The amount of the valuation adjustment is recorded as an adjustment to service charges and other fee income in the Company’s consolidated statement of operations.

NOTE 5 - DEPOSITS

Deposits and their respective weighted average interest rate at September 30, 2009 and December 31, 2008 consist of the following (dollars in thousands):

	September 30, 2009		December 31, 2008
	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate	Amount
	(Unaudited)
Non-interest bearing demand accounts	—%	$53,640	—%	$46,716
NOW accounts	0.78	39,609	1.13	35,330
Money market accounts	1.38	177,194	2.01	101,295
Savings and club accounts	0.15	50,172	0.25	51,196
Certificates of deposit	3.40	539,914	3.96	373,935

	2.46%	$860,529	2.86%	$608,472

NOTE 6 — BORROWINGS

Pursuant to collateral agreements with the Federal Home Loan Bank of Pittsburgh (the “FHLB”), advances are secured by qualifying first mortgage loans, qualifying fixed-income securities, FHLB stock and an interest-bearing demand deposit account with the FHLB. As of September 30, 2009, the Bank has $214.8 million in qualifying collateral pledged against its advances.

Maturity Date	Amount	Interest Rate	Strike Rate	Call Date	Rate if Called
	(in thousands)

December 2009	$5,000	2.26%
February 2010	10,000	2.84%
August 2011	20,000	4.89%	7.50%	November 2009	LIBOR+ .2175%
August 2011	10,000	4.87%	7.50%	November 2009	LIBOR+ .2175%
July 2013	9,725	4.10%
December 2013	5,000	2.80%		December 2010	LIBOR+ 1.04%
January 2015	23,507	3.49%
December 2015	5,000	3.06%		December 2011	LIBOR+ 1.12%
November 2017	15,000	3.62%		November 2010	LIBOR+ 0.10%
November 2017	15,000	3.87%		November 2011	LIBOR+ 0.10%
December 2017	20,000	2.83%		December 2009	LIBOR+ 0.11%
December 2018	5,000	3.15%		December 2012	LIBOR+ 1.14%

	$143,232

For the two borrowings which have a “Strike Rate” disclosed in the above table, if three-month LIBOR is greater than or equal to the Strike Rate, the FHLB can notify the Bank of its intention to convert the borrowing to an adjustable-rate advance equal to three-month LIBOR (0.29% at September 30, 2009) plus ..2175% on a quarterly basis. If converted, the Bank has the option to repay these advances at each of the option dates without penalty. Accordingly, the contractual maturities above may differ from actual maturities.

For the borrowings which have “Call Dates” disclosed in the above table, if the borrowing is called, the Bank has the option to either pay off the borrowing without penalty or the borrowing’s fixed rate resets to a variable LIBOR based rate, as noted in the above table.  Subsequent to the call date, the borrowings are callable by the FHLB quarterly.  Accordingly, the contractual maturities above may differ from actual maturities.

The Bank has a maximum borrowing capacity with the FHLB of approximately $327.4 million at June 30, 2009, the latest date for which information is available.

As a member of the FHLB, the Bank is required to acquire and hold shares of capital stock in the FHLB in an amount that is at least equal to 4.75% of its advances from the FHLB, plus 0.75% of the unused borrowing capacity.  The Bank was in compliance with this requirement with a stock investment in the FHLB of $10.4 million at September 30, 2009.

During December 2008, the FHLB announced that it does not intend to pay a dividend on its common stock for the foreseeable future.  No dividend has been paid for the nine months ended September 30, 2009.  Additionally, the FHLB indicated it would not redeem any common stock associated with member advance repayments and that it may increase its individual member stock investment requirements. The FHLB is permitted to increase the amount of capital stock required to be owned by an FHLB member to 6.00% of a member’s advances, plus 1.50% of the unused borrowing capacity.  As of September 30, 2009, the Company’s maximum stock obligation was $11.4 million.

Other Borrowed Funds

Other borrowed funds obtained from large commercial banks totaled $50.0 million at September 30, 2009.  These borrowings contractually mature with dates ranging from November 2014 through November 2018 and may be called by the lender based on the underlying agreements.  Subsequent to the call date, these borrowings are callable by the lender quarterly. Accordingly, the contractual maturities above may differ from actual maturities.

Maturity	Interest
Date	Rate	Call Date	Amount
			(in thousands)
November 2014	3.60%	November 2009	$20,000
September 2018	3.40%	September 2012	10,000
September 2018	3.20%	September 2012	5,000
October 2018	3.15%	October 2011	5,000
October 2018	3.27%	October 2011	5,000
November 2018	3.37%	November 2013	5,000
			$50,000

Mortgage backed securities with a fair value of $60.0 million at September 30, 2009 were pledged as collateral for these other borrowed funds.

NOTE 7 — STOCK BASED COMPENSATION

During the nine months ended September 30, 2009, the Company recorded $731,000 of stock based compensation expense in connection with the 2007 Equity Incentive Plan, comprised of stock option expense of $315,000 and restricted stock expense of $416,000.

The following is a summary of the Company’s stock option activity and related information for the 2007 Equity Incentive Plan for the nine months ended September 30, 2009:

		Weighted
	Number of	Average
	Stock	Exercise
	Options	Price

Outstanding at December 31, 2008	615,200	$12.22
Granted	80,359	8.79
Exercised	—	—
Forfeited	(40,254)	12.38
Outstanding at September 30, 2009	655,305	$11.79
Exercisable at September 30, 2009	226,100	$12.30

The following is a summary of the Company’s unvested options as of September 30, 2009 and changes therein during the nine months then ended:

		Weighted
	Number of	Average
	Stock	Grant Date
	Options	Fair Value

Unvested at December 31, 2008	512,140	$3.28
Granted	80,359	2.39
Exercised	—	—
Vested	(123,040)	3.30
Forfeited	(40,254)	3.25
Unvested at September 30, 2009	429,205	$3.11

Expected future expense relating to the 429,205 non-vested options outstanding as of September 30, 2009 is $1.3 million over a weighted average period of 3.2 years.

During the nine months ended September 30, 2009, the Company determined the fair value of the options granted in 2009 was $2.39.  This value was based on the following assumptions:

Expected dividend yield	1.90%
Expected volatility	30.00%
Risk —free interest rate	2.33%
Expected option life in years	6.50

The following is a summary of the status of the Company’s restricted stock as of September 30, 2009 and changes therein during the nine months then ended:

		Weighted
	Number of	Average
	Restricted	Grant Date
	Shares	Fair Value

Unvested at December 31, 2008	179,580	$12.29
Granted	15,883	9.40
Vested	(44,040)	12.31
Forfeited	(12,660)	12.38
Unvested at September 30, 2009	138,763	$11.95

Expected future compensation expense relating to the 138,763 restricted shares at September 30, 2009 is $1.6 million over a weighted average period of 3.1 years.

NOTE 8 — FAIR VALUE

The Company determines the fair value of investments using three levels of input as defined by related accounting pronouncements:

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

The Company classified three types of financial instruments as Level 3 as of September 30, 2009. The first instrument is a private label residential mortgage related security, the fair value of which, unlike U.S. agency mortgage related securities, is more difficult to determine because it is not actively traded in securities markets.  The second type of instrument is private label commercial mortgage backed securities (“CMBS”), the fair value of which is also more difficult to determine because they are not actively traded in securities markets.  The third instrument is a loan, since lending credit risk is not an observable input for this individual commercial loan (see Note 3).

As discussed in Note 2, the Company recorded an other-than-temporary credit impairment charge of $157,000 at June 30, 2009. No incremental other-than-temporary credit impairment was recorded at September 30, 2009. The remaining unrealized loss, after the impairment charge, in the private label collateralized mortgage obligation was $434,000 at September 30, 2009 compared to an unrealized loss of $620,000 at December 31, 2008.  The unrealized loss in the private label commercial mortgage related securities portfolio was $425,000 at September 30, 2009 compared to $2.7 million at December 31, 2008. The unrealized gain on the loan was $161,000 at September 30, 2009 compared to an unrealized gain of $236,000 at December 31, 2008.

The following table, which sets forth the Company’s fair value measurements at September 30, 2009, includes (1) investment securities and mortgage related securities available-for-sale; (2) the two financial instruments, associated with the interest rate swap agreement as discussed in Note 3 and (3) tranches of MSRs recorded at fair value.

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
		for Identical	Observable	Unobservable
	As of	Assets	Inputs	Inputs
Description	September 30, 2009	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)
Obligations of U.S. government agencies	$309	$—	$309	$—
State and political subdivisions	10,145	—	10,145	—
Corporate securities	16,781	—	16,781	—
Private label residential mortgage related security	214	—	—	214
Private label commercial mortgage related securities	18,172	—	—	18,172
Agency residential mortgage related securities	396,643	—	396,643	—
Loan (1)	1,309	—	—	1,309
Mortgage servicing rights	670	—	670	—
Other assets — swap contract (1)	(161)	—	(161)	—
Total	$444,082	$—	$424,387	$19,695

(1)          Such assets recorded at fair value as further described in Note 3.

The following table includes a roll forward of the financial instruments with Significant Other Unobservable Inputs (Level 3) for the period of January 1, 2009 to September 30, 2009.

	Private Label	Private Label
	Residential	Commercial
	Mortgage	Mortgage
	Security	Securities	Loan	Total

Beginning balance, January 1, 2009	$269	$7,304	$1,425	$8,998
Purchases	—	8,213	—	8,213
Payments received	(84)	(42)	(41)	(167)
Premium amortization	—	76	—	76
Increase/(decrease) in value	29	2,621	(75)	2,575
Reclassification to Level 3	—	—	—	—

Ending balance, September 30, 2009	$214	$18,172	$1,309	$19,695

The Company utilizes an external third-party pricing service to perform evaluations on its investment portfolio on at least a quarterly basis.  The Company receives one value for each security and has made no adjustments to the values obtained from the pricing service at September 30, 2009.  The Company will continue to evaluate the appropriateness of the identified Level 1, 2 or 3 classifications on a recurring basis.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The following schedules and disclosures are presented in conjunction with the Company’s adoption of guidance on Interim Disclosures about Fair Value of Financial Instruments for the quarter ended September 30, 2009.

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

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at September 30, 2009 and December 31, 2008. There has been no significant change in methodology for estimating fair value of the Company’s financial instruments since December 31, 2008.

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

Loans Receivable, Net

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

Mortgage Servicing Rights

The fair value of mortgage servicing rights is based on third party estimates of value when available.

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

The estimated fair values of the Company’s financial instruments at September 30, 2009 and December 31, 2008 were as follows (in thousands):

	September 30,		December 31,
	2009		2008
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$58,174	$58,174	$3,944	$3,944
Investment securities available-for-sale	27,235	27,235	25,041	25,041
Private label residential mortgage related security	214	214	269	269
Private label commercial mortgage related securities	18,172	18,172	7,304	7,304
Agency residential mortgage related securities	396,643	396,643	262,109	262,109
Loans receivable, net	636,749	631,994	588,975	588,416
Loans held for sale	167	167	—	—
Federal Home Loan Bank stock	10,435	10,435	9,707	9,707
Mortgage servicing rights	735	754	827	836
Accrued interest receivable	4,583	4,583	3,721	3,721

Financial liabilities:
Savings and club accounts	50,172	50,172	51,196	51,196
Demand, NOW and money market deposits	270,443	270,443	183,341	183,341
Certificates of deposit	539,914	549,111	373,935	378,961
Federal Home Loan Bank advances	143,232	150,504	146,379	134,585
Other borrowed funds	50,000	48,350	50,000	47,631
Accrued interest payable	759	759	727	727

Off-balance sheet instruments	—	1,056	—	688

NOTE 9 - COMPREHENSIVE INCOME

Comprehensive income for the three and nine months ended September 30, 2009, and 2008 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Unaudited)

Net income	$513	$659	$1,412	$1,308

Other comprehensive income (loss):

Unrealized holding gains (losses) arising during the period, net of tax (benefit) (for three months ended September 30, 2009 and 2008, $1,585 and $(209), respectively, and for nine months ended September 30, 2009 and 2008, $4,172 and $(884), respectively)	2,844	(322)	7,722	(1,460)

Non-credit related unrealized loss on other-than temporary impaired securities (net of tax benefit of $(152) for nine months ended September 30, 2009)	—	—	(296)	—

Less: Reclassification adjustment for net investment securities gains included in net income, net of taxes (for three months ended September 30, 2009 and 2008, $55 and $0, respectively, and for nine months ended September 30, 2009 and 2008, $197 and $40, respectively)	106	—	383	78

Plus: Amortization of pension actuarial loss, net of taxes of $2 for the nine months ended September 30, 2008, respectively	—	—	—	4

Reversal of actuarial losses from pension plan settlement, net of taxes of $45 for the nine months ended September 30, 2008	—	—	—	87

Other comprehensive income (loss)	2,738	(322)	7,043	(1,447)

Comprehensive income (loss)	$3,251	$337	$8,455	$(139)

NOTE 10 — ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB issued guidance that establishes the FASB Accounting Standards Codification TM (the “Codification” or “ASC”) as the source of authoritative U.S. generally accepted accounting principles (“U.S. GAAP”) recognized by the FASB for nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also included in the Codification as sources of authoritative U.S. GAAP for SEC registrants. SFAS No. 168 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The Codification supersedes all existing non-SEC accounting and reporting standards. Following Statement 168, instead of issuing new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts, the FASB issues Accounting Standards Updates, which serves only to: (a) update the Codification; (b) provide background information about the guidance; and (c) provide the bases for conclusions on the change(s) in the Codification. The Company started following the guidelines in the Codification on July 1, 2009.

In May 2009, the FASB issued guidance (ASC 855) that establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  The statement sets forth (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) the disclosure that an entity should make about events or transactions that occurred after the balance sheet date.  ASC 855 is effective for fiscal years and interim periods ending after June 15, 2009, and shall be applied prospectively.  The Company adopted this guidance as of June 30, 2009 and such adoption did not have an impact on the results of operations or financial position.  The Company has evaluated subsequent events through November 6, 2009.

In April 2009, the FASB issued guidance (ASC 825-10-50) to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  All publicly traded companies are required to include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods.  ASC 825-10-50 is effective for interim reporting periods ending after June 15, 2009.  The Company adopted this guidance as June 30, 2009 and has made the required disclosures in Note 8 of this Form 10-Q.

In April 2009, the FASB issued guidance (ASC 320-10-35) to amend the other-than-temporary impairment guidance for debt securities.  ASC 320-10-35 is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  As discussed in Note 2, the Company adopted this guidance as of June 30, 2009.  Since the Company has not had any other-than-temporary impairment as of March 31, 2009, no cumulative-effect adjustments were required to be recorded at adoption.

In April 2009, the FASB issued guidance (ASC 320-10-35-15A) to provide additional guidance for estimating fair value, when the volume and level of activity for the asset or liability have significantly decreased.  ASC 320-10-35-15A is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively.   The Company adopted this guidance as of June 30, 2009 and such adoption did not have an impact on the results of operations or financial position.

In March 2008, the FASB issued guidance (ASC 815), which changes the disclosure requirements for derivative instruments and hedging activities.  Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  ASC 815 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company adopted this guidance in the first quarter of 2009.  The additional disclosure required regarding the Bank’s one interest rate swap agreement has been provided in Note 3 — Loans.

In June 2009, the FASB issued guidance (ASC 860), which amends the derecognition guidance and eliminates the concept of qualifying special-purpose entities (“QSPEs”). ASC 860 is effective for fiscal years and interim periods beginning after November 15, 2009. Early adoption is prohibited. The Company will adopt this guidance on January 1, 2010 and has not yet determined the effect of the adoption on its consolidated financial statements.

In June 2009, the FASB issued guidance (ASC 810), which amends the consolidation guidance applicable to variable interest entities (“VIEs”). An entity would consolidate a VIE, as the primary beneficiary, when the entity has both of the following characteristics: (a) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (b) the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE.

Ongoing reassessment of whether an enterprise is the primary beneficiary of a VIE is required. ASC 810 amends the guidance to eliminate the quantitative approach previously required for determining the primary beneficiary of a VIE. ASC 810 is effective for fiscal years and interim periods beginning after November 15, 2009. The Company will adopt this guidance on January 1, 2010 and has not yet determined the effect of the adoption on its consolidated financial statements.

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

Valuation and Other-Than-Temporary Impairment of Investment Securities. Financial reporting guidance requires companies to perform periodic reviews of individual securities in their investment portfolios to determine whether a decline in the value of a security is other-than-temporary. A review of other-than-temporary impairment requires companies to make certain judgments regarding the nature of the decline, its effect on the financial statements and the probability, extent and timing of a valuation recovery and the company’s intent to sell the security or if it is more likely than not that the security will be required to be sold before recovery of its amortized cost. Pursuant to these requirements, we assess valuation declines to determine the extent to which such changes are attributable to (1) fundamental factors specific to the issuer, such as financial condition, business prospects or other factors, or (2) market-related factors, such as required market yields, interest rates or equity market declines. If the decline in the market value of a security is determined to be other-than-temporary, the security is written down by the amount of the determined credit loss, recognizing the decline as a realized loss on the income statement.  The Company recorded an other-than-temporary credit impairment charge of $157,000 during the second quarter of 2009.  There was no additional other-than-temporary credit impairment charge on this investment in the third quarter of 2009.  See Note 2 to the consolidated financial statements for a schedule that shows gross unrealized losses, fair value of securities as well as the impairment loss and other-than-temporary impairment write down, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2009 and December 31, 2008, and Note 8 for a discussion related to the determination of fair value.

Deferred Income Taxes. We use the asset and liability method of accounting for income.  Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We exercise significant judgment in evaluating the amount and timing of recognition of the resulting tax liabilities and assets. These judgments require us to make projections of future taxable income. The judgments and estimates we make in determining our deferred tax assets, which are inherently subjective, are reviewed on a continual basis as regulatory and business factors change. Any reduction in estimated future taxable income may require us to record a valuation allowance against our deferred tax assets. Specifically, the Company had a charitable contribution carryover of $599,000 as of September 30, 2009, resulting in a deferred tax asset of $204,000.  The charitable contribution carryover was $999,000, with a resulting deferred tax asset of $340,000 as of December 31, 2008.  Utilization of this carryover is limited to 10% of taxable income on an annual basis. Such carryover will expire on December 31, 2011, if not utilized. If the Company is unable to generate sufficient taxable income to utilize this carryover it may require us to record a valuation allowance against this deferred tax asset.  Any valuation allowance would result in additional income tax expense in the period, which would negatively affect earnings.

Comparison of Financial Condition at September 30, 2009 and December 31, 2008

Total assets increased $255.0 million, or 27.4%, to $1.19 billion at September 30, 2009, compared to $931.3 million at December 31, 2008.  Cash and cash equivalents increased $54.2 million from December 31, 2008 to September 30, 2009 as excess funds from deposit inflows were invested in interest-earning demand deposits in other banks.  Loans increased $47.8 million from December 31, 2008 to September 30, 2009. Commercial and commercial real estate loans increased $58.6 million as we continue our strategic initiative to increase our commercial loan portfolio, while commercial construction loans decreased by $13.2 million as we de-emphasized construction lending during the past two quarters. Additionally, our one- to four-family real estate loans increased $7.8 million offset by a $3.2 million decrease in consumer loans.  The modest increase in one-to four-family real estate loans was due to increased originations through our correspondent relationships, while the decrease in consumer loans was due to the Company’s decision to de-emphasize these types of loans as a result of the current economic environment.  Mortgage related securities available-for-sale increased $145.3 million, primarily due to an increase in agency residential mortgage related securities.  Investment related securities available for sale increased $2.2 million, primarily due to an increase in corporate securities, offset by a decrease in securities of state and political subdivisions.  All of the increases in assets were directly funded by the increase in deposits.

Deposits increased $252.0 million, or 41.4%, from $608.5 at December 31, 2008 to $860.5 million at September 30, 2009. Certificates of deposits increased $166.0 million, or 44.4%, and money market accounts increased $75.9 million, or 74.9% from December 31, 2008 to September 30, 2009.  During March 2009, the Bank offered attractive rates on selected money market and certificate of deposit products to increase its market share resulting in approximately 6,500 new deposit accounts representing greater than $200 million in deposits, of which approximately 50% were new customers.   In addition to the deposits obtained during the first quarter, the Bank continued to increase deposits during the second and third quarters of 2009 as it maintained competitive rates on money market and certificate of deposit accounts during these periods.  The Company has gradually reduced interest rates on deposits during the third quarter of 2009.  The Company continues to invest these funds in loans to qualified businesses and consumers.

Stockholders’ equity increased $5.7 million to $126.9 million at September 30, 2009 compared to $121.2 million at December 31, 2008 primarily due to unrealized gains, net of taxes, on the investment portfolio of $7.0 million and net income of $1.4 million offset by the repurchase of 387,272 shares of common stock at a cost of $3.8 million.

Comparison of Operating Results for the Three and Nine Months Ended September 30, 2009 and 2008

General. Net income decreased $146,000, or 22.2%, to $513,000 for the three months ended September 30, 2009, compared to $659,000 for the three months ended September 30, 2008.  The decrease in net income was primarily the result of an increase in the loan loss provision of $950,000 and an increase of $465,000 in noninterest expense, offset by an increase in net interest income of $264,000, an increase in noninterest income of $964,000 and a decrease in income taxes of $41,000.  Noninterest expense for the three months ended September 30, 2009 included a $317,000 increase in the Federal Deposit Insurance Corporation premiums related to the current year assessment compared to the same quarter in the prior year.  The increase in noninterest income was primarily related to the gain on sale of securities of $958,000 in the third quarter of 2009.

Net income increased $104,000, or 8.0%, to $1.4 million for the nine months ended September 30, 2009 from $1.3 million for the nine months ended September 30, 2008, primarily due to an increase in net interest income of $1.4 million and an increase in noninterest income of $1.5 million, offset by an increase in the provision for loan losses of $1.5 million, an increase in noninterest expense of $1.2 million, and an increase in income tax expense of $98,000. The increase in noninterest income of $1.5 million was primarily the result of gains on the sales of securities of $1.5 million offset by an other-than-temporary impairment loss recognized on a private label residential mortgage related security in the amount of $157,000 during the second quarter of 2009.  The Bank also had a net reduction in the valuation allowance on the mortgage servicing rights in the amount of $57,000. The increase in noninterest expense of $1.2 million includes an increase of $1.3 million in Federal Deposit Insurance Corporation premiums which is due to (1) a special assessment of $536,000 during the second quarter of 2009, (2) the Bank’s prior credit being fully utilized in the fourth quarter of 2008 resulting in an increased cost of $222,000 in 2009 and (3) increases associated with higher deposit premium rates and higher average deposit balances.  Noninterest expense for the nine months ended September 30, 2008 included an expense of $297,000 associated with final distributions from the Company’s terminated pension plan in the second quarter of 2008.

Net Interest Income. Net interest income increased $264,000, or 4.5%, during the three months ended September 30, 2009, compared to the same period in 2008 primarily due to an increase in total interest income of $1.7 million offset by a $1.5 million increase in total interest expense.  The increase in total interest income was primarily due to an increase in average total interest earning assets of $327.0 million, offset by a decrease in the average yield on interest-earning assets from 5.54% to 4.56%. The increase in average balances of interest-earning assets was primarily due to: (1) an increase in the average balance of loans of $83.1 million year over year primarily related to the Company’s focus on increasing its levels of commercial lending; (2) an increase in the average balance of mortgage related securities of $144.2 million year over year and (3) an increase in the average balance of interest-earning demand deposits of $68.3 million and money market funds of $23.8 million year over year, both a result of excess funds from deposit inflows.  The decrease in yield on interest-earning assets was primarily due to a reduction in overall interest rates from 2008 to 2009 as well as a mix shift from higher-yielding loans to lower-yielding mortgage-related securities, interest earning deposits and money market funds.

The increase in total interest expense was primarily due to an increase in the average balances of interest-bearing liabilities of $313.3 million offset by a decrease in the average cost on interest bearing-liabilities from 3.31% to 2.85%.  The increase in the average balance of interest-bearing liabilities was primarily due to an increase in the average balance of interest-bearing deposits of $271.1 million, an increase in the average balance of other borrowed funds of  $27.9 million as well as an increase of $14.3 million in the average balance of Federal Home Loan Bank advances.  The increase in the average balance of interest-bearing deposits was primarily the result of the previously discussed promotion offered by the Bank in the first quarter of 2009 as well as maintaining competitively high rates on money market accounts throughout the second and third quarters of 2009. The decrease in average cost on interest bearing-liabilities was primarily due to reduction in overall interest rates from 2008 to 2009.

Net interest income increased $1.4 million, or 9.0%, to $17.3 million for the nine months ended September 30, 2009 compared to the same period in 2008 primarily due to an increase in total interest income of  $4.3 million offset by a $2.9 million increase in total interest expense. The increase in total interest income was primarily due to an increase in average total interest earning assets of $245.3 million, offset by a decrease in the average yield on interest-earning assets from 5.45% to 4.73%.  The increase in average balances of interest-earning assets was primarily due to: (1) an increase in the average balance of loans of $121.4 million year over year primarily related to the Company’s focus on increasing its levels of commercial lending; (2) an increase in the average balance of mortgage related securities of $86.1 million year over year and (3) an increase in the average balance of interest-earning demand deposits of $32.3 million and money market funds of $15.2 million year over year, both a result of excess funds from deposit inflows. The decrease in yield on interest-earning assets was primarily due to a reduction in overall interest rates from 2008 to 2009, as well as a shift from higher-yielding loans to lower-yielding mortgage-related securities, interest earning deposits and money markets funds.

The increase in net interest expense was primarily due to an increase in the average balances of interest-bearing liabilities of $238.2 million offset by a decrease in the average cost on interest bearing-liabilities from 3.50% to 3.02%.  The increase in the average balance of interest-bearing liabilities was primarily due to an increase in the average balance of interest-bearing deposits of $182.3 million, an increase in the average balance of other borrowed funds of $29.6 million as well as an increase in the average balance of Federal Home Loan Bank advances of $26.3.  The increase in the average balance of interest-bearing deposits was primarily the result of the previously discussed promotion offered by the Bank in the first quarter of 2009, as well as maintaining competitively high rates on money market accounts throughout the second and third quarters of 2009. The decrease in average cost on interest bearing-liabilities was primarily due to reduction in overall interest rates from 2008 to 2009.

The following table summarizes average balances and average yields and costs of interest-earning assets and interest-bearing liabilities for the three and nine months ended September 30, 2009 and 2008. Yields are not presented on a tax-equivalent basis. Any adjustments necessary to present yields on a tax-equivalent basis are insignificant.

	Three Months Ended September 30,						Nine Months Ended September 30,
	2009			2008			2009			2008
		Interest			Interest			Interest			Interest
	Average	and	Yield/	Average	and	Yield/	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost	Balance	Dividends	Cost	Balance	Dividends	Cost
	(Dollars in thousands)						(Dollars in thousands)
Assets:
Interest-earning assets:
Interest-earning demand deposits	$76,140	$290	1.51%	$7,830	$17	0.84%	$42,065	$426	1.35%	$9,749	$124	1.70%
Money market funds	23,842	23	0.39%	2	—	2.42%	36,753	183	0.67%	21,515	521	3.23%
Mortgage-related securities	389,715	3,975	4.08%	245,497	3,138	5.11%	334,331	10,735	4.28%	248,184	9,248	4.97%
Taxable securities	32,865	238	2.89%	18,474	190	4.12%	28,865	624	2.88%	32,775	1,069	4.35%
Nontaxable securities	11,028	107	3.87%	14,558	146	4.02%	12,916	390	4.02%	15,707	469	3.98%
Loans (1):
Residential loans	267,347	3,515	5.26%	248,333	3,525	5.68%	265,322	10,942	5.50%	231,635	9,838	5.66%
Commercial loans	288,626	4,129	5.60%	221,723	3,494	6.17%	278,234	11,727	5.56%	188,227	9,254	6.46%
Consumer loans	72,850	1,054	5.79%	75,634	1,087	5.75%	74,363	3,164	5.67%	76,673	3,323	5.78%
Total Loans	628,823	8,698	5.48%	545,690	8,106	5.89%	617,919	25,833	5.55%	496,535	22,415	5.98%
Allowance for loan losses	(7,255)			(3,895)			(6,772)			(3,643)
Net loans	621,568	8,698		541,795	8,106		611,147	25,833		492,892	22,415
Total interest-earning assets	1,155,158	13,331	4.56%	828,156	11,597	5.54%	1,066,077	38,191	4.73%	820,822	33,846	5.45%
Noninterest-earning assets	38,723			36,101			37,496			36,579
Total assets	$1,193,881			$864,257			$1,103,573			$857,401
Liabilities and equity:
Interest-bearing liabilities:
NOW and money market deposit accounts	$214,489	778	1.44%	$113,013	581	2.04%	$177,110	2,257	1.70%	$101,902	1,571	2.06%
Savings accounts	50,769	19	0.15%	52,910	33	0.25%	51,451	70	0.18%	53,279	126	0.32%
Certificates of deposit	545,680	4,681	3.40%	373,883	3,731	3.97%	497,724	13,249	3.56%	388,788	12,307	4.23%
Total interest-bearing deposits	810,938	5,478	2.68%	539,806	4,345	3.20%	726,285	15,576	2.87%	543,969	14,004	3.44%
FHLB advances	143,886	1,333	3.63%	129,554	1,230	3.72%	145,118	3,992	3.63%	118,843	3,380	3.74%
Other borrowed funds	50,142	437	3.41%	22,278	203	3.57%	50,378	1,298	3.40%	20,759	567	3.59%
Total borrowings	194,028	1,770	3.57%	151,832	1,433	3.69%	195,496	5,290	3.57%	139,602	3,947	3.72%
Total interest-bearing liabilities	1,004,966	7,248	2.85%	691,638	5,778	3.31%	921,781	20,866	3.02%	683,571	17,951	3.50%
Noninterest-bearing deposits	53,054			47,439			49,197			46,065
Other noninterest-bearing liabilities	10,195			4,336			8,521			5,586
Total liabilities	1,068,215			743,413			979,499			735,222
Retained earnings	119,959			121,738			120,788			121,835
Accumulated comprehensive income	5,707			(894)			3,286			344
Total stockholder’s equity	125,666			120,844			124,074			122,179
Total liabilities and stockholders’ equity	$1,193,881			$864,257			$1,103,573			$857,401

Net interest income		$6,083			$5,819			$17,325			$15,895
Interest rate spread			1.71%			2.23%			1.71%			1.95%
Net interest margin			2.09%			2.79%			2.14%			2.55%
Average interest-earning assets to average interest-bearing liabilities			114.95%			119.74%			115.65%			120.08%

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

	Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008			Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008
	Increase (Decrease)			Increase (Decrease)
	Due to			Due to
	Rate	Volume	Net	Rate	Volume	Net

Interest and dividend income:
Interest-earning demand deposits	$130	$143	$273	$(110)	$412	$302
Money market funds	(121)	144	23	(706)	368	(338)
Mortgage related securities	(1,006)	1,843	837	(1,723)	3,210	1,487
Taxable securities	(101)	149	48	(318)	(127)	(445)
Nontaxable securities	(4)	(35)	(39)	4	(83)	(79)
Loans:
Residential loans	(280)	270	(10)	(326)	1,430	1,104
Commercial loans	(420)	1,055	635	(1,952)	4,425	2,473
Consumer loans	7	(40)	(33)	(60)	(99)	(159)
Total loans	(693)	1,285	592	(2,338)	5,756	3,418
Total interest-earning assets	(1,795)	3,529	1,734	(5,191)	9,536	4,345

Interest Expense:
NOW and money market deposits	(325)	522	197	(473)	1,159	686
Savings accounts	(13)	(1)	(14)	(51)	(5)	(56)
Certificates of deposit	(763)	1,713	950	(2,507)	3,449	942
Total interest-bearing deposits	(1,101)	2,234	1,133	(3,031)	4,603	1,572

FHLB advances	(33)	136	103	(135)	747	612
Other borrowed funds	(20)	254	234	(78)	809	731
Total borrowings	(53)	390	337	(213)	1,556	1,343
Total interest-bearing liabilities	(1,154)	2,624	1,470	(3,244)	6,159	2,915

Net change in net interest income	$(641)	$905	$264	$(1,947)	$3,377	$1,430

Provision for Loan Losses. The Company recorded a provision for loan losses of $1.5 million and $2.4 million for the three and nine months ended September 30, 2009, respectively, compared to $500,000 and $900,000 for the three and nine months ended September 30, 2008, respectively.  The increase in the provision reflected loan growth, primarily in commercial categories, and an increase in nonperforming, delinquent and internally classified loans in both the residential and commercial loan portfolios.

The following table provides information with respect to the Bank’s nonperforming assets at the dates indicated.

	At September 30,	At December 31,
	2009	2008
	(Dollars in thousands)

Nonaccrual loans:
One- to four-family	$6,474	$1,503
Multi-family and commercial real estate	1,773	685
Construction	7,220	3,495
Consumer	349	167

Total	15,816	5,850

Accruing loans past due 90 days or more	400	—

Real estate owned	—	—

Total nonperforming assets	$16,216	$5,850

Total nonperforming loans to total loans	2.51%	0.98%
Total nonperforming loans to total assets	1.37	0.63
Total nonperforming assets to total assets	1.37	0.63

Nonperforming assets increased a total of $10.3 million to $16.2 million at September 30, 2009 from $5.9 million at December 31, 2008. This increase was primarily a result of the following groups of loans being placed on nonaccrual during the nine months ended September 30, 2009: (1) three commercial construction loans, primarily related to residential housing developments, totaling $4.0 million, (2) three commercial real estate loans totaling $1.1 million and (3) one- to four-family loans increasing by $5.0 million, primarily due to one loan totaling $4.3 million.

At September 30, 2009, there were a total of four commercial construction loans totaling $7.2 million on nonaccrual status.  The largest nonaccrual construction loan is a $3.2 million loan collateralized by a residential housing development located in Atlantic County, New Jersey.  The other three nonaccrual construction loans total $4.0 million and are collateralized by a condominium project located in Philadelphia County, Pennsylvania; a residential development located in Montgomery County, Pennsylvania; and a single house located in Ocean County, New Jersey.

At September 30, 2009, there were four multi-family and commercial real estate loans totaling $1.8 million on nonaccrual status. The largest single loan totaling $516,000 is secured by a commercial business located in Ocean City, New Jersey.

At September 30, 2009, there were ten one- to four-family loans totaling $6.5 million on nonaccrual status at September 30, 2009 compared to eight one-to four-family loans totaling $1.5 million on nonaccrual status at December 31, 2008. The largest nonaccrual one- to four-family loan was the previously mentioned $4.3 million loan which is secured by a residential home located in Somerset County, New Jersey.  Of the remaining nine one- to four-family loans on nonaccrual status at September 30, 2009, five are located in Atlantic County, New Jersey, three in Bucks County, Pennsylvania and one in Philadelphia County, Pennsylvania.

Impaired loans requiring an allowance for loan losses increased $9.8 million to $16.2 million at September 30, 2009 compared to $6.4 million at December 31, 2008.  The related allowance for loan losses associated with these loans was $1.9 million at September 30, 2009 compared to $1.0 million at December 31, 2008.  The increase is consistent with the previously described increase in the levels of nonaccrual loans.

The following table provides information about delinquencies in our loan portfolio at the dates indicated.

	At September 30, 2009		At December 31, 2008
	30-59	60-89	30-59	60-89
	Days	Days	Days	Days
	Past Due	Past Due	Past Due	Past Due
	(In thousands)

Multi-family and commercial real estate	$8,567	$41	$766	$337
Construction	—	1,035	—	—
One- to four-family real estate	601	598	104	92
Consumer:
Home equity loans and lines of credit	402	31	63	83
Automobile	8	—	—	—
Total	$9,578	$1,705	$933	$512

Total delinquent loans increased to $11.3 million at September 30, 2009 as compared to $1.4 million at December 31, 2008.  The increase was primarily due to three commercial real estate loans totaling $8.6 million being delinquent at September 30, 2009.  At September 30, 2009, there were a total of 17 delinquent loans, the largest being a $5.5 million loan secured by a commercial self-storage facility in central New Jersey.

The Bank’s loan portfolio has many loans where the loan is collateralized by either residential homes, residential developments or commercial real estate.  Continued declines in real estate values and home sales, and an increase in the financial stress on borrowers from an uncertain economic environment, including rising unemployment, could have an adverse effect on our borrowers or their customers, which could adversely impact the repayment of individual loans in the loan portfolio.

Noninterest Income. The following table summarizes noninterest income for the three and nine months ended September 30, 2009 and 2008.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2009	2008	$ Change	% Change	2009	2008	$ Change	% Change
	(Dollars in thousands)

Service charges and other fee income	$192	$218	$(26)	(11.9)%	$672	$633	$39	6.2%
Net gain (loss) on sale of loans	—	6	(6)	(100.0)%	3	10	(7)	(70.0)%
Income on bank-owned life insurance	115	114	1	0.9%	336	338	(2)	(0.6)%
Other	58	21	37	176.2%	269	56	213	380.4%

Total other than temporary impairment loss	—	—	—	0.0%	(605)	—	(605)	(100.0)%
Less: Portion of loss recognized in other comprehensive income (before taxes)	—	—	—	0.0%	448	—	448	100.0%
Net other-than-temporary impairment loss	—	—	—	0.0%	(157)	—	(157)	(100.0)%
Net gains on sale of investment securities	958	—	958	100.0%	1,546	118	1,428	1210.2%
Net investment securities gains	958	—	958	100.0%	1,389	118	1,271	1077.1%

Total Noninterest Income	$1,323	$359	$964	268.5%	$2,669	$1,155	$1,514	131.1%

Noninterest income increased $964,000, or 268.5%, during the three months ended September 30, 2009 compared to the same period in 2008.  Net investment securities gains increased $958,000 during the third quarter of 2009 due to the sale of $30.8 million of corporate and agency residential mortgage related securities.  Service charges and other fee income decreased $26,000 primarily as a result of a $20,000 decrease in loan servicing income, including the previously discussed valuation allowance on mortgage servicing rights, compared to the three months ended September 30, 2008. Other income increased $37,000 during the three months ended September 30, 2009 compared to the same period in 2008 as the Bank recorded an increase of $36,000 on its investment in Philadelphia Mortgage Advisors, Inc.

Noninterest income increased $1.5 million, or 131.1%, during the nine months ended September 30, 2009 compared to the same period in 2008.  Net investment securities gains increased $1.3 million as the Bank recognized a gain of $1.5 million on the sale of $50.9 million of corporate and agency residential mortgage related securities offset by an other-than-temporary credit impairment loss recognized on a private label residential mortgage related security in the amount of $157,000 during the second quarter of 2009.  Service charges and other fee income increased by $39,000 primarily as a result of (1) loan satisfaction fee income from Philadelphia Mortgage Advisors, Inc. increasing $26,000 to $44,000 for the nine months ended September 30, 2009 as compared to $18,000 for the nine months ended September 30, 2008; (2) a $2,000 decrease in loan servicing income, including a change in valuation allowance on mortgage servicing rights, compared to the nine months ended September 30, 2008 and (3) an increase of $11,000 in deposit fee income. Other income increased $213,000 during the nine-month period as the Bank recorded an increase of income of $210,000 on its investment in Philadelphia Mortgage Advisors, Inc., primarily due to a higher volume of mortgage banking activity and sales during the nine months ended September 30, 2009.

Noninterest Expense. The following table summarizes noninterest expense for the three and nine months ended September 30, 2009 and 2008.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2009	2008	$ Change	% Change	2009	2008	$ Change	% Change
	(Dollars in thousands)

Salaries, benefits and other compensation	$3,198	$2,928	$270	9.2%	$8,963	$8,790	$173	2.0%
Occupancy expense	441	458	(17)	(3.7)%	1,374	1,412	(38)	(2.7)%
Furniture and equipment expense	170	226	(56)	(24.8)%	571	669	(98)	(14.6)%
Data processing costs	384	402	(18)	(4.5)%	1,146	1,204	(58)	(4.8)%
Professional fees	267	285	(18)	(6.3)%	831	863	(32)	(3.7)%
Marketing expense	72	117	(45)	(38.5)%	242	337	(95)	(28.2)%
FDIC premiums	343	26	317	1219.2%	1,415	81	1,334	1646.9%
Other	379	347	32	9.2%	1,155	1,111	44	4.0%
Total	$5,254	$4,789	$465	9.7%	$15,697	$14,467	$1,230	8.5%

Noninterest expense increased by $465,000, or 9.7%, and $1.2 million, or 8.5%, during the three and nine months ended September 30, 2009, respectively, compared to the same periods in 2008.  The largest changes for the three-month period ended September 30, 2009 were an increase in (1) FDIC premiums of $317,000, primarily due to (a) the FDIC insurance assessment rate increasing, on average, by nine basis points from five basis points during the three months ended September 30, 2008 to fourteen basis points during the three months ended September 30, 2009,  (b) an increase in the average deposit balances, and (c) the Bank’s FDIC insurance credit from the prior year being fully utilized during the fourth quarter of 2008 and (2) salaries and benefits expense of $270,000 primarily related to the hiring of a new middle market lending team in the second quarter of 2009 and due to severance accruals in the amount of $185,000 recorded during the quarter ended September 30, 2009.  These increases were offset by a reduction of furniture and equipment expense of $56,000, primarily as a result of certain fixed assets becoming fully depreciated in 2009, and a reduction of marketing expense of $45,000 due to reduced promotional offers and advertising performed during 2009.

The largest changes for the nine month period were and increase in (1) FDIC premiums of $1.3 million, primarily due to (a) an FDIC special assessment of $536,000, (b) the average FDIC insurance assessment rate increased by eight basis points to thirteen basis points during the nine months ended September 30, 2009 from five basis points during the nine months ended September 30, 2008, (c) an increase in the average deposit balances and (d) the Bank’s FDIC insurance credit from the prior year was fully utilized during the fourth quarter of 2008 and (2) salaries and benefits expense of $173,000 primarily related to the hiring of a new middle market lending team in the second quarter of 2009,  severance accruals in the amount of $185,000 recorded during the quarter ended September 30, 2009 and normal increases in salaries offset by $297,000 of expense in the nine-month period ended September 30, 2008 associated with final distributions from the Company’s terminated pension plan.  Additional changes in noninterest expense included a reduction of furniture and equipment expense of $98,000 primarily as a result of certain fixed assets becoming fully depreciated in 2009 and a reduction of marketing expense of $95,000 due to reduced promotional offers and advertising performed during 2009.

Income Taxes. The income tax provision for the three and nine months ended September 30, 2009 was $189,000 and $473,000, respectively, compared to $230,000 and $375,000 for the three and nine months ended September 30, 2008, respectively.   The Company’s effective income tax rate was 26.9% and 25.1% for the three and nine months ended September 30, 2009, respectively, compared to 25.9% and 22.3% for the three and nine months ended September 30, 2008, respectively.  These rates reflect the Company’s levels of tax-exempt income for both periods relative to the overall level of taxable income.

Liquidity and Capital Management

Liquidity Management. Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan repayments, securities repayments, maturities and sales and funds available from the FHLB. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loans and securities sales and prepayments are greatly influenced by general interest rates, economic conditions and competition.

The following table presents certain of our contractual obligations as of September 30, 2009 and December 31, 2008.

		Payments Due by Period
			One to
		Less Than	Three	Three to	More Than
Contractual Obligations	Total	One Year	Years	Five Years	Five Years
	(In thousands)

At September 30, 2009
Operating lease obligations (1)	$1,329	$480	$849	$—	$—
FHLB advances and other borrowings (2)	229,758	25,984	50,111	31,624	122,039
Other long-term obligations (3)	6,349	1,656	2,986	1,707	—
Total	$237,436	$28,120	$53,946	$33,331	$122,039

At December 31, 2008
Operating lease obligations (1)	$1,702	$498	$929	$275	$—
FHLB advances and other borrowings (2)	238,197	16,260	61,237	32,221	128,479
Other long-term obligations (3)	7,443	1,651	3,131	2,661	—
Total	$247,342	$18,409	$65,297	$35,157	$128,479

(1)   Represents lease obligations for operations center, one loan production office and equipment.

(2)   Includes principal and projected interest payments.

(3)   Represents obligations to the Company’s third party data processing provider and other vendors.

We regularly adjust our investments in liquid assets based upon our assessment of: (1) expected loan demands; (2) expected deposit flows; (3) maturities of FHLB advances and other borrowings; (4) yields available on interest-earning deposits and securities; and (5) the objectives of our asset/liability management policy. We use a variety of measures to assess our liquidity needs, which are provided to our Asset/Liability Management Committee on a regular basis.

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At September 30, 2009, cash and cash equivalents totaled $58.2 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $442.3 million at September 30, 2009. In addition, at June 30, 2009, the latest date available, we had the ability to borrow a total of approximately $327.4 million from the FHLB. On September 30, 2009, we had $143.2 million of borrowings outstanding with the FHLB as well as $50.0 million of borrowings outstanding with another financial institution.

At September 30, 2009, we had $140.7 million in loan commitments outstanding, which consisted of $5.1 million of mortgage loan commitments, $21.7 million in unused home equity lines of credit, $2.4 million in consumer loans, $111.5 million in commercial loan commitments and $50,000 in standby letters of credit. Certificates of deposit due within one year of September 30, 2009 totaled $353.3 million, or 65.4% of total certificates of deposit, at September 30, 2009, an increase from   53.5% at December 31, 2008 as a result of the Company’s first quarter 2009 certificate of deposit promotion, which attracted a greater portion of certificates of deposit with a term of eighteen months or longer, which are now maturing in less than twelve months.  As a result, we have approximately $128 million of certificates of deposit maturing in the quarter ended September 30, 2010. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before September 30, 2010. Historically, the Bank has had a significant portion of matured certificates of deposit remain with the Bank.  Given the sizeable portion of certificates of deposits maturing in one quarter, the Bank intends to proactively communicate with customers and possibly adjust interest rates above current offered rates to help retain deposits from its first quarter 2009 certificate of deposit program. Additionally, we have the ability to attract and retain all types of deposits by adjusting the interest rates offered.

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

	Nine Months Ended September 30, 2009	Year Ended December 31, 2008
Investing activities:
Loan originations	$(151,474)	$(207,687)
Other decreases in loans	101,416	82,182
Purchase of loan participations	(127)	(19,335)
Security purchases	(273,435)	(163,303)
Security sales	47,860	94,449
Security maturities, calls and principal repayments	84,250	68,893
Financing activities:
Increase in deposits	252,057	22,912
(Decrease) increase in FHLB advances	(3,147)	66,379
Increase in other borrowings	—	30,000
Purchase of treasury stock	(3,819)	(3,369)

The Bancorp is a separate entity and apart from the Bank and must provide for its own liquidity. As of September 30, 2009, the Bancorp had $12.4 million in cash and cash equivalents.   In addition to its operating expenses, the Bancorp may utilize its cash position for the payment of dividends to stockholders or through the repurchase of its common stock.  Through September 30, 2009 no dividends have been paid. Substantially all of the Bancorp’s cash and cash equivalents was obtained from proceeds it retained from its initial public offering in 2006.  The Bancorp can receive dividends from the Bank.  Payment of such dividends to the Bancorp by the Bank is limited under federal law. The amount that can be paid in any calendar year, without prior regulatory approval, cannot exceed the retained net earnings (as defined) for the year plus the preceding two calendar years. The Bancorp believes that such restriction will not have an impact on the Bancorp’s ability to meet its ongoing cash obligations.

Capital Management. The Bank is subject to various regulatory capital requirements administered by the Office of Thrift Supervision, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2009, the Bank exceeded all of regulatory capital requirements and was considered a “well capitalized” institution under regulatory guidelines.

The following table presents the Bank’s capital ratios and the minimum capital requirements to be considered ‘‘well capitalized” by the OTS as of September 30, 2009 and December 31, 2008:

	Ratio	Minimum to be Well Capitalized
September 30, 2009:
Total risk-based capital (to risk-weighted assets)	16.53%	>10.0%
Tier 1 capital (to risk-weighted assets)	15.39%	> 6.0%
Tier 1 capital (to adjusted assets)	8.63%	> 5.0%

December 31, 2008:
Total risk-based capital (to risk-weighted assets)	19.25%	>10.0%
Tier 1 capital (to risk-weighted assets)	18.11%	> 6.0%
Tier 1 capital (to adjusted assets)	10.70%	> 5.0%

Total stockholders’ equity to total assets was 10.7% at September 30, 2009, 13.0% at December 31, 2008 and 13.6% at September 30, 2008.  .. The Company’s financial condition and results of operations have been enhanced by the capital from the initial public offering in 2006, resulting in increased net interest-earning assets.  However, the large increase in equity resulting from the capital raised in the offering has had an adverse impact on our return on equity.  The Company may use capital management tools such as cash dividends and share repurchases as well as improving operating income to increase its return on equity.

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

For the period ended September 30, 2009, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

At September 30, 2009, there has not been any material change to the market risk disclosure from that contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Item 4. Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”): (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  In addition, no change in the Company’s internal control over financial reporting occurred during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially effect, Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect our business, financial condition or future results.  As of September 30, 2009, the risk factors of the Company have not changed materially from those reported in the Company’s Annual Report on Form 10-K.  The risks described in our Annual Report on Form 10-K are not the only risks that we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

			Total Number
			of Shares
			Purchased	Maximum
	Total		as Part of	Number of Shares
	Number of	Average	Publicly	that May Yet be
	Shares	Price Paid	Announced Plans or	Purchased Under
Period	Purchased	Per Share	Programs (1)	the Plans or Programs

July 1, 2009 through July 31, 2009	59,800	$9.91	59,800	368,420

August 1, 2009 through August 31, 2009	42,700	$9.67	42,700	325,720

September 1, 2009 through September 30, 2009	18,183	$9.54	18,183	307,537

Total	120,683	$9.77	120,683

(1)  On July 31, 2008, the Company announced that the Board of Directors approved the repurchase of up to 327,000 shares of the Company’s common stock (the “July 2008 program”).  On August 24, 2009, the Company completed the repurchase of all shares approved in the July 2008 program.  On May 21, 2009, the Company announced that the Board of Directors approved the repurchase of up to an additional 327,000 shares of the Company’s common stock.  During the third quarter of 2009, the Company repurchased 19,463 shares as part of the May 2009 program and 307,537 shares remain to be purchased under the May 2009 program as of September 30, 2009.  This repurchase program will continue until it is completed or terminated by the Board of Directors.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

Not applicable.

Item 6. Exhibits

3.1	Charter of Fox Chase Bancorp, Inc. (1)
3.2	Bylaws of Fox Chase Bancorp, Inc. (2)
4.1	Stock Certificate of Fox Chase Bancorp, Inc. (1)
10.1	Employment Agreement between Michael Fitzgerald, Fox Chase Bancorp, Inc. and Fox Chase Bank
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.0	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

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

FOX CHASE BANCORP, INC.

Dated: November 6, 2009	By:	/s/ Thomas M. Petro
Thomas M. Petro
President and Chief Executive Officer
(principal executive officer)

Dated: November 6, 2009	By:	/s/ Roger S. Deacon
Roger S. Deacon
Chief Financial Officer
(principal financial officer)