Form 10-K
period 2009-12-31
Fox Chase Bancorp Inc
filed 2010-03-12
CIK 1359111

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes    ☐  No  ☒

The aggregate market value of the voting and non-voting common equity held by nonaffiliates as of June 30, 2009 was approximately $48.7 million. Solely for purposes of this calculation, the shares held by Fox Chase MHC and the directors and officers of the registrant are deemed to be affiliates.

The number of shares outstanding of the registrant’s common stock as of March 3, 2010 was 13,609,187.

DOCUMENTS INCORPORATED BY REFERENCE

None.

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

ITEM 1.	BUSINESS

General

Fox Chase Bancorp was organized on September 29, 2006 under the laws of the United States to be a holding company for Fox Chase Bank, a stock savings bank also organized under the laws of the United States in connection with Fox Chase Bank’s conversion from the mutual to the mutual holding company form of organization. On September 29, 2006, Fox Chase Bancorp completed its initial public offering in which it sold 6,395,835 shares, or 43.6%, of its common stock to the public, including 575,446 shares to the Fox Chase Bank Employee Stock Ownership Plan. An additional 8,148,915 shares, or 55.5% of Fox Chase Bancorp’s outstanding stock, were issued to Fox Chase MHC, Fox Chase Bancorp’s federally chartered mutual holding company. Additionally, Fox Chase Bancorp contributed $150,000 in cash and issued 135,000 shares, or 0.9% of its outstanding common stock, to the Fox Chase Bank Charitable Foundation.

Fox Chase Bancorp’s business activities consist of the ownership of Fox Chase Bank’s capital stock and the management of the offering proceeds it retained. Fox Chase Bancorp does not own or lease any property. Instead, it uses the premises, equipment and other property of Fox Chase Bank. Accordingly, the information set forth in this annual report, including the consolidated financial statements and related financial data, relates primarily to Fox Chase Bank. As a federally chartered savings and loan holding company, Fox Chase Bancorp is subject to the regulation of the Office of Thrift Supervision.

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

Market Area

We are headquartered in Hatboro, Pennsylvania, which is approximately fifteen miles north of Center City, Philadelphia. We maintain two offices in Montgomery County, Pennsylvania, one office in each of Philadelphia, Chester and Delaware Counties, Pennsylvania and three offices in Bucks County, Pennsylvania. All eight of these branch offices are in the Philadelphia-Camden-Wilmington metropolitan statistical area. We maintain three offices in southern New Jersey, one in Atlantic County and two in Cape May County, New Jersey.

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

New Jersey Market Area. The economy of Atlantic County is dominated by the gaming industry in nearby Atlantic City is the primary employer. The economy of Cape May County is primarily geared towards tourism. According to published statistics, Atlantic County’s population in 2008 was approximately 271,000 and Cape

May County’s population was approximately 96,000. The economy in Atlantic County, while strong in recent years as new and expanding casinos in Atlantic City were being developed, began deteriorating as gaming revenues fell in 2008 and 2009. Cape May County also generally benefits from the growth in and around Atlantic City, as many residents commute to that area for employment. Although the economy in this market area has been strong in recent years, during 2008 and 2009 gaming revenues and casino development declined, resulting in a significant deterioration in development and employment. Additionally, median household and per capita income in Atlantic and Cape May Counties are lower than the comparable figures for New Jersey as a whole. Also, the southern New Jersey market is located outside of a major metropolitan area, resulting in lower average income levels and a smaller portion of higher-paying, professional jobs.

Competition

We face significant competition for the attraction of deposits and origination of loans. Our most direct competition for deposits has historically come from the numerous financial institutions operating in our market areas and, to a lesser extent, from other financial service companies such as brokerage firms, credit unions and insurance companies. We also face competition for investors’ funds from money market funds, mutual funds and other corporate and government securities. At June 30, 2009, which is the most recent date for which data is available from the Federal Deposit Insurance Corporation, we held less than 2% of the deposits in each county in which our offices are located. In addition, larger banks such as Bank of America, Wells Fargo (formerly Wachovia), Sovereign Bank, Citizens Bank of PA and TD Banknorth also operate in our market areas. These institutions are significantly larger than us and, therefore, have greater resources.

Our competition for loans comes primarily from financial institutions in our market areas, and, to a lesser extent, from other financial service providers such as mortgage companies, mortgage brokers and credit unions. Competition for loans also comes from non-depository financial service companies entering the mortgage and commercial lending markets such as insurance companies, securities companies and specialty finance companies.

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

Lending Activities

General. We generally originate loans for investment. The largest segments of our loan portfolio are one- to four-family residential real estate loans and multi-family and commercial real estate loans, and to a lesser extent, commercial and industrial loans, construction loans and consumer loans. We have added personnel to assist us in increasing our commercial loan portfolio, including hiring a team of commercial lenders and commercial credit and risk management professionals in 2006, establishing a regional lending group in Ocean City, New Jersey in 2008 and employing a middle-market lending team in 2009. These additions and our increased emphasis on increasing this segment of our portfolio has resulted in additional originations and servicing of multi-family and commercial real estate, construction and commercial and industrial loans to individuals and businesses in our primary market areas.

One- to Four-Family Residential Real Estate Loans. The largest segment of our loan portfolio continues to be mortgage loans, which enable borrowers to purchase or refinance existing homes, most of which are owner occupied. We offer fixed-rate and adjustable-rate loans with terms up to 30 years. Borrower demand for adjustable-rate loans versus fixed-rate loans is a function of current and expected future levels of interest rates and the difference between the interest rates and loan fees offered for fixed-rate mortgage loans and the initial period interest rates and loan fees for adjustable-rate loans. Loan fees, interest rates and other provisions of mortgage loans are determined by us on the basis of our own pricing criteria and competitive market conditions. The majority of our loan originations are loans referred to us by Philadelphia Mortgage Advisors, a mortgage banker in which Fox Chase Bank has a 45% ownership interest. The ability to originate loans through this investment allows Fox Chase Bank to continue to offer one-to four-family mortgage loans to a growing and diverse set of customers through additional distribution channels in a cost-effective manner. We have not originated or targeted subprime loans in our portfolio.

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

Because of our branch locations in southern New Jersey, a portion of the properties securing our residential mortgages are second homes or rental properties. At December 31, 2009, 16.4% of our one- to four-family mortgage loans were secured by second homes and 5.7% were secured by rental properties. If the property is a second home, our underwriting emphasizes the borrower’s ability to repay the loan out of current income. If the property is a rental property, we focus on the anticipated income from the property. Interest rates on loans secured by rental properties are typically higher than comparable loans secured by primary or secondary residences. Generally mortgage loans secured by rental properties or second homes have a higher risk of default than mortgage loans secured by the borrower’s primary residence.

Historically, we generally did not make conventional loans with loan-to-value ratios exceeding 95% at the time the loan is originated. During 2008, Fox Chase Bank began lowering its loan-to-value limits on certain loans due to deteriorating economic conditions and declining real estate values in Fox Chase Bank’s market area. At December 31, 2009, $2.5 million, or 0.9%, of our residential loans, had a loan-to-value ratio exceeding 90% of the loan. Private mortgage insurance is generally required for all first mortgage loans with loan-to-value ratios in excess of 80%. We require properties securing mortgage loans to be appraised by a Bank-approved independent appraiser. We generally require title insurance on all first mortgage loans. Borrowers must obtain hazard insurance, and flood insurance for loans on properties located in a flood zone, before closing the loan.

In an effort to provide financing for low- and moderate-income and first-time homebuyers, we offer a special homebuyers program to qualified individuals. We originate the loans using reduced interest rates, fees and more flexible loan conditions.

At December 31, 2009, our largest outstanding one- to four-family residential real estate loan had an outstanding balance of $4.9 million and was secured by a single family home in Blue Bell, Pennsylvania. This loan was performing according with its contractual terms at December 31, 2009.

Multi-Family and Commercial Real Estate Loans. We offer fixed-rate and adjustable-rate mortgage loans secured by multi-family and commercial real estate to individuals and small businesses in our primary market areas. Our multi-family and commercial real estate loans are generally secured by condominiums, apartment buildings and mixed-use properties with residential units, as well as office and retail space. While we have focused on increasing this segment of our loan portfolio over the last several years, we have become more selective in the types of properties and projects securing such loans due to deteriorating economic conditions.

We originate multi-family and commercial real estate loans with terms of up to 25 years. These loans are typically repaid or the term extended before maturity, in which case a new rate is negotiated to meet market conditions and an extension of the loan is executed for a new term with a new amortization schedule. Interest rates and payments on our adjustable-rate loans generally are based on the prime interest rate, although our policies permit interest rates to be based on the Constant Maturity Treasury Index, LIBOR or the federal funds rate. Loans are secured by first mortgages that generally do not exceed 80% of the property’s appraised value. We require all properties securing multi-family and commercial real estate loans to be appraised by a Bank-approved independent licensed appraiser. Many multi-family and commercial real estate loans also are supported by personal guarantees.

At December 31, 2009, our largest outstanding multi-family or commercial real estate loan had an outstanding balance of $9.9 million and was secured by a movie theater chain in southern New Jersey. This loan was performing in accordance with its contractual terms at December 31, 2009.

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

We also originate loans secured by undeveloped and developed land. At December 31, 2009, these loans totaled $10.0 million. The terms and rates of our land loans are the same as our multi-family and commercial real estate loans. Loans secured by undeveloped land or improved lots generally involve greater risks than residential mortgage lending because land loans are more difficult to evaluate. If the estimate of value proves to be inaccurate, in the event of default and foreclosure, we may be confronted with a property the value which is insufficient to assure full repayment. Loan amounts generally do not exceed 75% of the lesser of the appraised value or the purchase price.

At December 31, 2009, our largest residential construction loan was a seven-home residential development located in Wildwood Crest, New Jersey to which Fox Chase Bank has committed $8.4 million, of which $7.1 million was outstanding. This loan was classified as impaired at December 31, 2009.

At December 31, 2009, our largest outstanding commercial construction loan was for $10.0 million, of which $4.4 million was outstanding. This loan is secured by land and improvements to develop a 120-unit apartment complex in South Central Pennsylvania. This loan was performing in accordance with its contractual terms at December 31, 2009.

Consumer Loans. We offer a variety of consumer loans, including home equity loans and lines of credit, loans to individuals to purchase insurance policies, loans secured by certificate of deposits (share loans) and unsecured overdraft lines of credit.

The procedures for underwriting consumer loans include an assessment of the applicant’s payment history on other debts and ability to meet existing obligations and payments on the proposed loan. Although the applicant’s creditworthiness is a primary consideration, the underwriting process also includes a comparison of the value of the collateral, if any, to the proposed loan amount.

Historically, we generally offer fixed-rate home equity loans with a maximum combined loan-to-value ratio of 90% and adjustable-rate lines of credit with a maximum combined loan-to-value ratio of 80%. We recently reduced the maximum loan-to-value from 90% to 80% on fixed-rate consumer loans due to declines in real estate values. At December 31, 2009, $1.3 million, or 2.1%, of our home equity loans and lines of credit had a loan-to-value ratio exceeding 90% of the loan. Home equity lines of credit have adjustable-rates of interest that are based on the prime interest rate. Home equity lines of credit generally require that only interest be paid on a monthly basis and have terms up to 20 years. Interest rates on these lines typically adjust monthly. We offer fixed-rate and adjustable-rate home equity loans. Home equity loans have terms that range from one to 15 years. We hold a first or second mortgage position on most of the homes that secure our home equity loans and home equity lines of credit.

We also provide a consumer loan product under which we will originate a fixed-rate or adjustable-rate loan on an owner-occupied one- to four-family residence, with a loan-to-value ratio of 80% of the secured property. We will then originate a home equity loan with a loan-to-value ratio of 10% of the secured property. The remaining 10% must be paid in cash by the borrower. Historically, Fox Chase Bank provided loans up to 95% loan to value, but in 2008 and 2009 began tightening its credit standards for these loans. This product, sometimes referred to as combination financing or a piggyback loan, eliminates the need for private mortgage insurance. However, to obtain this product, the borrower must meet more rigorous underwriting criteria with respect to the one- to four-family residential real estate loan and home equity loan.

We finance insurance premiums for certain high net worth individuals, or their trusts, to purchase universal life insurance policies. We are named as primary beneficiary of the insurance policy and the loan is secured by the policy, a deposit escrow account, a limited guaranty of the sponsors of the program and limited personal guaranty of the insured party. Loans are non-amortizing, generally 27 months in duration and principal and accrued interest payable due in full at maturity. At December 31, 2009, we had 14 such loans totaling $5.1 million.

We also offer unsecured overdraft lines of credit to our retail customers for overdraft protection. These lines range between $500 and $7,500 and the rate and amounts are offered to customers in relation to their individual credit history. At December 31, 2009, we had 212 such loans totaling $268,000. Fox Chase Bank tightened its credit standards, based on pricing structure and a borrower’s individual credit score, for such loans in 2009.

We offer consumer loans secured by certificates of deposit held at Fox Chase Bank with fixed interest rates and terms up to five years. We will offer such loans up to 90% of the principal balance of the certificate of deposit.

Commercial and Industrial Loans. We also offer commercial business loans to professionals, sole proprietorships and small businesses in our market area. Fox Chase Bank also occasionally purchases loan participations from other institutions to utilize excess capital and liquidity when we believe that such investments will provide an appropriate return. The maximum amount of our commercial loans is limited by our in-house loans to one borrower limit.

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

When making commercial business loans, we consider the financial statements and/or tax returns of the borrower, the borrower’s payment history of both corporate and personal debt, the debt service capabilities of the borrower, the projected cash flows of the business, the viability of the industry in which the customer operates, the value of the collateral and our assessment of management’s ability. Commercial business loans are generally secured by a variety of collateral, primarily accounts receivable, inventory and equipment, and may be supported by personal guarantees. Depending on the collateral used to secure the loans, commercial loans are made in amounts of up to 80% of the value of the collateral securing the loan (90% for established borrowers pledging new equipment). We generally do not make unsecured commercial loans.

At December 31, 2009, our largest commercial and industrial loan was a warehouse line facility to Philadelphia Mortgage Advisors, a mortgage banker located in Blue Bell, Pennsylvania to which Fox Chase Bank has committed $15.0 million, of which $6.1 million is outstanding. Fox Chase Bank owns approximately 45% of Philadelphia Mortgage Advisors. The loan was performing in accordance with its contractual terms at December 31, 2009. Our second largest commercial and industrial loan at December 31, 2009 was a $10.0 million commitment, of which $9.7 million was outstanding, secured by business assets of a records management business in King of Prussia, Pennsylvania. The loan was performing in accordance with its contractual terms at December 31, 2009.

Loan Underwriting Risks

Adjustable-Rate Loans. While we anticipate that adjustable-rate loans will better offset the adverse effects of an increase in interest rates as compared to fixed-rate mortgages, the increased mortgage payments required of adjustable-rate loan borrowers in a rising interest rate environment could cause an increase in delinquencies and defaults. The marketability and collateral value of the underlying property also may be adversely affected in a high interest rate environment. In addition, although adjustable-rate mortgage loans help make our loan portfolio more responsive to changes in interest rates, the extent of this interest sensitivity is limited by the annual and lifetime interest rate adjustment limits.

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

Construction Loans. Construction financing is generally considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate. Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the property’s value at completion of construction, the estimated cost (including interest) of construction and the ability of the project to be sold upon completion. During the construction phase, a number of factors could result in delays and cost overruns. If the estimate of construction costs proves to be inaccurate, we may be required to advance funds beyond the amount originally committed to permit completion of the building. If the estimate of value proves to be inaccurate, we may be confronted, at or before the maturity of the loan, with a building having a value that is insufficient to assure full repayment. If we are forced to foreclose on a building before or at completion due to a borrower default, there can be no assurance that we will be able to recover all of the unpaid balance of, and accrued interest on, the loan as well as related foreclosure and holding costs.

Commercial and Industrial Loans. Unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment or other income, and which are secured by real property the value of which tends to be more easily ascertainable, commercial loans are of higher risk and typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s underlying business. As a result, the availability of funds for the repayment of commercial loans may depend substantially on the success of the business itself. Further, any collateral securing such loans may depreciate over time, may be difficult to appraise and may fluctuate in value.

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

Loan Originations, Sales and Participations. Loan originations come from a number of sources. The primary source of loan originations is existing customers, walk-in traffic, advertising, referrals from customers and loans originated by our commercial relationship managers. We advertise in newspapers that are widely circulated throughout our market areas. Accordingly, we attract loans throughout our market areas. During 2007, Fox Chase Bank began originating loans through Philadelphia Mortgage Advisors, a mortgage banker in which Fox Chase Bank made a 20% investment. In February 2009, Fox Chase Bank increased its ownership interest in Philadelphia Mortgage Advisors to approximately 45%.

At December 31, 2009, we were a participating lender on 14 loans relationships totaling $35.5 million, which are secured by commercial and residential real estate, lease payments and the assets of the businesses, including our purchase of shared national credits described below. These loans are being serviced by the lead lender. We expect to continue to purchase participation interests, primarily in commercial loans and commercial real estate loans, when such opportunities meet our investment returns and risk parameters. On these participation interests, we generally perform our own underwriting analysis before purchasing such loans and therefore believe there should not be a greater risk of default on these obligations. However, in a purchased participation loan, we do not service the loan and thus are subject to the policies and practices of the lead lender with regard to monitoring delinquencies, pursuing collections and instituting foreclosure proceedings. In assessing whether to participate, we require a review of all of the documentation relating to any loan in which we participate, including any annual financial statements provided by a borrower. Additionally, we require periodic updates on the loan from the lead lender.

Historically, we purchased participations in large syndicated loans known as shared national credits. While we have not purchased any such loans since January 2008, we still held $16.6 million of such loans in our portfolio at December 31, 2009, which represented eight different loan relationships ranging from $1.4 million to $3.9 million. At December 31, 2009, one such loan relationship totaling $1.4 million was classified as substandard and one relationship totaling $3.9 million was classified as special mention.

From time to time we will also sell participation interests in loans where we are the lead lender and servicer. At December 31, 2009, we were the lead lender on three loan relationships totaling $30.6 million, of which Fox Chase Bank owned $14.5 million and serviced $16.1 million for other banks. We expect in the future that we will continue to sell participation interests to local financial institutions, primarily with respect to commercial real estate and commercial and industrial loans that approach or exceed our lending limits or loans that are outside of our immediate market areas.

Loan Approval Procedures and Authority. Our lending activities follow written, non-discriminatory, underwriting standards and loan origination procedures established by our Board of Directors and management. The Board has granted authority to approve residential and consumer loans up to $300,000 to the Assistant Manager of the Consumer Lending Department and up to $450,000 to the Vice President of Residential Mortgage Lending and the Vice President of Consumer Lending. The Board has granted individual authority to approve commercial loans up to $1.5 million to the Chief Executive Officer, the Chief Operating Officer, the Chief Lending Officer and the Credit Risk Manager. Commercial loans between $1.5 million and $2.75 million can be approved based on dual authority from the previously mentioned officers. Loans in excess of $2.75 million and up to $4.5 million require the approval by the Officers Loan Committee, consisting of the President and Chief Executive Officer, the Chief Operating Officer, the Chief Lending Officer and other experienced lenders and officers as appointed by the Board from time to time. Loans or groups of loans between $4.5 million and $10.0 million require the approval of the Executive Officers Loan Committee, consisting of the President and Chief Executive Officer, the Chief Operating Officer, the Chief Lending Officer, the Credit Risk Manager and other senior lending officers of Fox Chase Bank. Loans greater than $10.0 million are required to be approved by the Executive Officers Loan Committe and ratified by the Risk Management Committee of the Board of Directors.

Loans to One Borrower. The maximum amount we may lend to one borrower and the borrower’s related entities generally is limited, by regulation, to 15% of our stated capital and reserves. At December 31, 2009, our general regulatory limit on loans to one borrower was approximately $15.6 million. At that date, our largest lending relationship was a $15.0 million warehouse line facility to Philadelphia Mortgage Advisors, of which $6.1 million was outstanding, secured by individual mortgage loans. Our second largest lending relationship was a commercial loan commitment in the amount of $10.0 million to a records management business, of which $9.7 million was outstanding. Our third largest lending relationship was a $10.0 million loan, of which $4.4 million was outstanding, secured by land and improvements to develop a 120-unit apartment complex in South Central, Pennsylvania. These loans were performing in accordance with their contractual terms at December 31, 2009.

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

At December 31, 2009, our investment portfolio totaled $422.5 million and consisted primarily of mortgage-backed securities issued by Fannie Mae, Freddie Mac, Ginnie Mae and, to a lesser extent, mortgage related securities issued by private issuers, securities of state and municipal governments and corporate debt.

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

Deposit Accounts. Substantially all of our depositors are residents of the Commonwealth of Pennsylvania or the State of New Jersey. We attract deposits in our market areas through advertising and through the offering of a broad selection of deposit instruments, including noninterest-bearing demand accounts (such as checking accounts), interest-bearing accounts (such as NOW and money market accounts), regular savings accounts and certificates of deposit. At December 31, 2009, we did not utilize brokered deposits. However, our liquidity policy provides for the use of brokered deposits as an alternative source of funds. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. In determining the terms of our deposit accounts, we consider the rates offered by our competition, our liquidity needs, profitability to us, matching deposit and loan products and customer preferences and concerns. We generally review our deposit mix and pricing bi-weekly. Our current strategy is to offer competitive rates and to be in the middle of the market for rates on a variety of retail and business deposit products.

Cash Management Services. We also offer a variety of deposit accounts designed for the businesses operating in our market area. Our business banking deposit products include a commercial checking account and a checking account specifically designed for small businesses. We also offer remote capture products for business customers to meet their online banking needs. Additionally, we offer sweep accounts and money market accounts for businesses. We are seeking to increase our commercial deposits through the offering of these types of cash management products.

Borrowings. We utilize borrowings from the Federal Home Loan Bank of Pittsburgh and two other large commercial banks to provide additional liquidity, aside from deposits, to fund our loans and investments. As of December 31, 2009, Fox Chase Bank had outstanding borrowings of $137.2 million with the Federal Home Loan Bank and $50.0 million with other commercial banks.

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

Personnel

As of December 31, 2009, we had 124 full-time employees and 28 part-time employees. We believe our relationship with our employees is good.

Subsidiaries

Fox Chase Bank established Fox Chase Financial, Inc. in 1999. As a Delaware-chartered corporation investment company, Fox Chase Financial manages and holds investment securities.

In February 2009, Fox Chase Bank established Fox Chase Service Corporation as a wholly-owned subsidiary. A Pennsylvania-chartered corporation, Fox Chase Service Corporation made and manages Fox Chase Bank’s investment in Philadelphia Mortgage Advisors.

Regulation and Supervision

General

Fox Chase Bank is subject to extensive regulation, examination and supervision by the Office of Thrift Supervision, as its primary federal regulator, and by the Federal Deposit Insurance Corporation as the insurer of its deposits. Fox Chase Bank is a member of the Federal Home Loan Bank System and its deposit accounts are insured up to applicable limits by the Deposit Insurance Fund managed by the Federal Deposit Insurance Corporation. Fox Chase Bank must file reports with the Office of Thrift Supervision concerning its activities and financial condition in addition to obtaining regulatory approvals before entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. There are periodic examinations by the Office of Thrift Supervision to evaluate Fox Chase Bank’s safety and soundness and compliance with various regulatory requirements. This regulatory structure is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of an adequate allowance for loan losses for regulatory purposes. Any change in such policies, whether by the Office of Thrift Supervision, the Federal Deposit Insurance Corporation or Congress, could have a material adverse impact on Fox Chase Bancorp and Fox Chase Bank and their operations. Fox Chase Bancorp, as a savings and loan holding company, is required to file certain reports with, is subject to examination by, and otherwise must comply with the rules and regulations of the Office of Thrift Supervision.

Certain of the regulatory requirements that are or will be applicable to Fox Chase Bank and Fox Chase Bancorp are described below. This description of statutes and regulations is not intended to be a complete explanation of such statutes and regulations and their effects on Fox Chase Bank and Fox Chase Bancorp and is qualified in its entirety by reference to the actual statutes and regulations.

Federal Banking Regulation

Business Activities. The activities of federal savings banks, such as Fox Chase Bank, are governed by federal laws and regulations. Those laws and regulations delineate the nature and extent of the business activities in which federal savings banks may engage. In particular, certain lending authority for federal savings banks, e.g., commercial, non-residential real property loans and consumer loans, is limited to a specified percentage of the institution’s capital or assets.

Capital Requirements. The Office of Thrift Supervision’s capital regulations require savings associations to meet three minimum capital standards: a 1.5% tangible capital to total assets ratio, a 4% Tier 1 capital to total assets leverage ratio (3% for institutions receiving the highest rating on the CAMELS examination rating system) and an 8% risk-based capital ratio. In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS system) and, together with the risk-based capital standard itself, a 4% Tier 1 risk-based capital standard. The Office of Thrift Supervision regulations also require that, in meeting the tangible, leverage and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities as principal that are not permissible for a national bank.

The risk-based capital standard for savings associations requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital less certain specified deductions from total capital such as reciprocal holdings of depository institution capital instruments and equity investments) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet activities, recourse obligations, residual interests and direct credit substitutes, are multiplied by a risk-weight factor of 0% to 100%, assigned by the Office of Thrift Supervision capital regulation based on the risks believed inherent in the type of asset. Tier 1 (core) capital is generally defined as common stockholders’ equity (including retained earnings), certain non-cumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital (Tier 2 capital) include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible debt securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

The Office of Thrift Supervision also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of the particular risks or circumstances. At December 31, 2009, Fox Chase Bank met each of its capital requirements.

Prompt Corrective Regulatory Action. The Office of Thrift Supervision is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution’s degree of undercapitalization. Generally, a savings association that has a ratio of total capital to risk weighted assets of less than 8%, a ratio of Tier 1 (core) capital to risk-weighted assets of less than 4% or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be “undercapitalized.” A savings association that has a total risk-based capital ratio of less than 6%, a Tier 1 capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be “significantly undercapitalized” and a savings association that has a tangible capital to assets ratio equal to or less than 2% is deemed to be “critically undercapitalized.” Subject to a narrow exception, the Office of Thrift Supervision is required to appoint a receiver or conservator within specified time frames for an institution that is “critically undercapitalized.” The regulation also provides that a capital restoration plan must be filed with the Office of Thrift Supervision within 45 days of the date a savings association is deemed to have received notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” Compliance with the plan must be guaranteed by any parent holding company up to the lesser of 5% of the savings association’s total assets when it was deemed to be undercapitalized or the amount necessary to achieve compliance with applicable capital requirements. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The Office of Thrift Supervision could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors. Significantly and critically undercapitalized institutions are subject to additional mandatory and discretionary measures.

Insurance of Deposit Accounts. Fox Chase Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation. Under the Federal Deposit Insurance Corporation’s risk-based assessment system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors, with less risky institutions paying lower assessments. An institution’s assessment rate depends upon the category to which it is assigned. Effective April 1, 2009, assessment rates range from seven to 77.5 basis points. No institution may pay a dividend if in default of the federal deposit insurance assessment.

The Federal Deposit Insurance Corporation imposed on all insured institutions a special emergency assessment of five basis points of total assets minus Tier 1 capital, as of June 30, 2009 (capped at ten basis points of an institution’s deposit assessment base), in order to cover losses to the Deposit Insurance Fund. That special assessment was collected on September 30, 2009. The Federal Deposit Insurance Corporation provided for similar assessments during the final two quarters of 2009, if deemed necessary. However, in lieu of further special assessments, the Federal Deposit Insurance Corporation required insured institutions to prepay estimated quarterly risk-based assessments for the fourth quarter of 2009 through the fourth quarter of 2012. The estimated assessments, which include an assumed annual assessment base increase of 5%, were recorded as a prepaid expense asset as of December 30, 2009. As of December 31, 2009, and each quarter thereafter, a charge to earnings will be recorded for each regular assessment with an offsetting credit to the prepaid asset.

Due to the recent difficult economic conditions, deposit insurance per account owner has been raised to $250,000 for all types of accounts until January 1, 2014. In addition, the Federal Deposit Insurance Corporation adopted an optional Temporary Liquidity Guarantee Program by which, for a fee, noninterest bearing transaction accounts would receive unlimited insurance coverage until June 30, 2010 and certain senior unsecured debt issued by institutions and their holding companies between October 13, 2008 and December 31, 2009 would be guaranteed by the Federal Deposit Insurance Corporation through June 30, 2012, or in some cases, December 31, 2012. Fox Chase Bank participates in the unlimited noninterest bearing transaction account coverage and Fox Chase Bank and Fox Chase Bancorp opted not to participate in the unsecured debt guarantee program.

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund. That payment is established quarterly and during the calendar year ending December 31, 2009 averaged 1.06 basis points of assessable deposits.

The Federal Deposit Insurance Corporation has authority to increase insurance assessments. A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of Fox Chase Bank. Management cannot predict what insurance assessment rates will be in the future.

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

Loans to One Borrower. Federal law provides that savings associations are generally subject to the limits on loans to one borrower applicable to national banks. Generally, subject to certain exceptions, a savings association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily-marketable collateral.

Qualified Thrift Lender Test. Federal law requires savings associations to meet a qualified thrift lender test. Under the test, a savings association is required to either qualify as a “domestic building and loan association” under the Internal Revenue Code or maintain at least 65% of its “portfolio assets” (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed securities but also including education, credit card and small business loans) in at least 9 months out of each 12-month period.

A savings association that fails the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a bank charter. As of December 31, 2009, Fox Chase Bank maintained 78.1% its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test.

Limitation on Capital Distributions. Office of Thrift Supervision regulations impose limitations upon all capital distributions by a savings association, including cash dividends, payments to repurchase its shares and payments to shareholders of another institution in a cash-out merger. Under the regulations, an application to and the prior approval of the Office of Thrift Supervision is required before any capital distribution if the institution does not meet the criteria for “expedited treatment” of applications under Office of Thrift Supervision regulations (i.e., generally, examination and Community Reinvestment Act ratings in the two top categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with the Office of Thrift Supervision. If an application is not required, the institution must still provide prior notice to the Office of Thrift Supervision of the capital distribution if, like Fox Chase Bank, it is a subsidiary of a holding company. If Fox Chase Bank’s capital ever fell below its regulatory requirements or the Office of Thrift Supervision notified it that it was in need of increased supervision, its ability to make capital distributions could be restricted. In addition, the Office of Thrift Supervision could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the Office of Thrift Supervision determines that such distribution would constitute an unsafe or unsound practice.

Standards for Safety and Soundness. The federal banking agencies have adopted Interagency Guidelines prescribing Standards for Safety and Soundness in various areas such as internal controls and information systems, internal audit, loan documentation and credit underwriting, interest rate exposure, asset growth and quality, earnings and compensation, fees and benefits. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the Office of Thrift Supervision determines that a savings association fails to meet any standard prescribed by the guidelines, the Office of Thrift Supervision may require the institution to submit an acceptable plan to achieve compliance with the standard.

Community Reinvestment Act. All federal savings associations have a responsibility under the Community Reinvestment Act and related regulations to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. An institution’s failure to comply with the provisions of the Community Reinvestment Act could result in restrictions on its activities. Fox Chase Bank received a “satisfactory” Community Reinvestment Act rating in its most recently completed examination.

Transactions with Related Parties. Federal law limits Fox Chase Bank’s authority to engage in transactions with “affiliates” (e.g., any entity that controls or is under common control with Fox Chase Bank, including Fox Chase Bancorp and Fox Chase MHC and their other subsidiaries). The aggregate amount of covered transactions with any individual affiliate is limited to 10% of the capital and surplus of the savings association. The aggregate amount of covered transactions with all affiliates is limited to 20% of the savings association’s capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type specified by federal law. The purchase of low quality assets from affiliates is generally prohibited. Transactions with affiliates must generally be on terms and under circumstances that are at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. In addition, savings associations are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings association may purchase the securities of any affiliate other than a subsidiary.

The Sarbanes-Oxley Act of 2002 generally prohibits loans by Fox Chase Bancorp to its executive officers and directors. However, the law contains a specific exception for loans by a depository institution to its executive officers and directors in compliance with federal banking laws. Under such laws, Fox Chase Bank’s authority to extend credit to executive officers, directors and 10% shareholders (“insiders”), as well as entities such persons control, is limited. The laws limit both the individual and aggregate amount of loans that Fox Chase Bank may make to insiders based, in part, on Fox Chase Bank’s capital level and requires that certain board approval procedures be followed. Such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. There is an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees. Loans to executive officers are subject to additional limitations based on the type of loan involved.

Enforcement. The Office of Thrift Supervision has primary enforcement responsibility over savings associations and has authority to bring actions against the institution and all institution-affiliated parties, including shareholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful actions likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors to institution of receivership, conservatorship or termination of deposit insurance. Civil penalties cover a wide range of violations and can amount to $25,000 per day, or even $1 million per day in especially egregious cases. The Federal Deposit Insurance Corporation has the authority to recommend to the Director of the Office of Thrift Supervision that enforcement action be taken with respect to a particular savings association. If action is not taken by the Director, the Federal Deposit Insurance Corporation has authority to take such action under certain circumstances. Federal law also establishes criminal penalties for certain violations.

Assessments. Savings associations are required to pay assessments to the Office of Thrift Supervision to fund the agency’s operations. The general assessments, paid on a semi-annual basis, are computed based upon the savings association’s (including consolidated subsidiaries) total assets, financial condition and complexity of its portfolio. The Office of Thrift Supervision assessments paid by Fox Chase Bancorp and Fox Chase Bank for the year ended December 31, 2009 totaled $237,000.

Federal Home Loan Bank System. Fox Chase Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. Fox Chase Bank, as a member of the Federal Home Loan Bank of Pittsburgh, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank. Fox Chase Bank was in compliance with this requirement with an investment in Federal Home Loan Bank stock at December 31, 2009 of $10.4 million.

The Federal Home Loan Banks have been required to provide funds for the resolution of insolvent thrifts in the late 1980s and to contribute funds for affordable housing programs. These and similar requirements could reduce the amount of dividends that the Federal Home Loan Banks pay to their members and result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members. If dividends were reduced, or interest on future Federal Home Loan Bank advances increased, our net interest income would likely also be reduced.

Federal Reserve System. The Federal Reserve Board regulations require savings associations to maintain non-interest earning reserves against their transaction accounts (primarily Negotiable Order of Withdrawal (NOW) and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio is assessed on net transaction accounts up to and including $44.4 million; a 10% reserve ratio is applied above $44.4 million. The first $10.3 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. The amounts are adjusted annually and, for 2010, require a 3% ratio for up to $55.2 million and an exemption of $10.7 million. Fox Chase Bank complies with the foregoing requirements. In October 2008, the Federal Reserve Board began paying interest on certain reserve balances.

Other Regulations

Fox Chase Bank’s operations are also subject to federal laws applicable to credit transactions, such as the:

•	Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

•

Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•	Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;

•	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and

•	rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

The operations of Fox Chase Bank also are subject to the:

•

Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

•

Electronic Funds Transfer Act and Regulation E promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services; and

•

Check Clearing for the 21st Century Act (also known as “Check 21”), which gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check.

Holding Company Regulation

General. Fox Chase Bancorp is subject to Office of Thrift Supervision regulations, examinations, supervision, reporting requirements and regulations concerning corporate governance and activities. In addition, the Office of Thrift Supervision has enforcement authority over Fox Chase Bancorp and its non-savings institution subsidiaries. Among other things, this authority permits the Office of Thrift Supervision to restrict or prohibit activities that are determined to be a serious risk to Fox Chase Bank. As a unitary savings and loan holding company, Fox Chase Bancorp is able to engage only in activities permitted to a financial holding company and those permitted for a multiple savings and loan holding company, which includes non-banking activities that the Federal Reserve Board has determined to be permissible for bank holding companies.

Acquisition of Control. Under the federal Change in Bank Control Act, a notice must be submitted to the Office of Thrift Supervision if any person (including a company), or group acting in concert, seeks to acquire “control” of a savings and loan holding company or savings association. An acquisition of “control” can occur upon the acquisition of 10% or more of the voting stock of a savings and loan holding company or savings institution or as otherwise defined by the Office of Thrift Supervision. Under the Change in Bank Control Act, the Office of Thrift Supervision has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the anti-trust effects of the acquisition. Any company that so acquires control would then be subject to regulation as a savings and loan holding company.

Regulatory Restructuring Legislation

The Obama Administration has proposed, and the House of Representatives and Senate are currently considering, legislation that would restructure the regulation of depository institutions. Proposals range from the merger of the Office of Thrift Supervision with the Comptroller of the Currency, which regulates national banks, to the creation of an independent federal agency that would assume the regulatory responsibilities of the Office of Thrift Supervision, Federal Deposit Insurance Corporation, Office of the Comptroller of the Currency and Federal Reserve Board. The federal savings association charter would be eliminated and federal associations required to become banks under some proposals, although others would grandfather existing charters such as that of Fox Chase Bank. Also proposed is the creation of a new federal agency to administer and enforce consumer and fair lending laws, a function that is now performed by the depository institution regulators. The federal preemption of state laws currently accorded federally chartered depository institutions would be reduced under certain proposals as well.

Enactment of any of these proposals would revise the regulatory structure imposed on Fox Chase Bank, which could result in more stringent regulation. At this time, management has no way of predicting the contents of any final legislation, or whether any legislation will be enacted all.

Federal Securities Laws

Fox Chase Bancorp common stock is registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934. As a result, Fox Chase Bancorp files quarterly and annual reports with the Securities and Exchange Commission and is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act.

ITEM 1A.	RISK FACTORS

Our provision for loan losses increased substantially during the past fiscal year and we may be required to make further increases in our provision for loan losses and to charge-off additional loans in the future, especially due to our level of non-performing assets. Further, our allowance for loan losses may prove to be insufficient to absorb losses in our loan portfolio.

For 2009, we recorded a provision for loan losses of $9.1 million. We also recorded net loan charge-offs of $4.7 million. Our non-performing assets increased significantly in 2009 from $5.9 million, or 0.63% of total assets and 5.9% of Tier 1 capital, at December 31, 2008 to $33.7 million, or 2.87% of total assets or 33.9% of Tier 1 capital, at December 31, 2009. The increase was primarily due to the weakened economy and the softening real estate market. If the economy and/or the real estate market continues to weaken, we may be required to add further reserves to our allowance for loan losses for these assets as the value of the collateral may be insufficient to pay any remaining net loan balance, which could have a negative effect on our results of operations. Like all financial institutions, we maintain an allowance for loan losses to provide for loans in our portfolio that may not be repaid in their entirety. We believe that our allowance for loan losses is maintained at a level adequate to absorb probable losses inherent in our loan portfolio as of the corresponding balance sheet date. However, our allowance for loan losses may not be sufficient to cover actual loan losses, and future provisions for loan losses could materially adversely affect our operating results.

In evaluating the adequacy of our allowance for loan losses, we consider numerous quantitative factors, including our historical charge-off experience, growth of our loan portfolio, changes in the composition of our loan portfolio and the volume of delinquent and classified loans. In addition, we use information about specific borrower situations, including their financial position and estimated collateral values, to estimate the risk and amount of loss for those borrowers. Finally, we also consider many qualitative factors, including general and economic business conditions, anticipated duration of the current business cycle, current general market collateral valuations, trends apparent in any of the factors we take into account and other matters, which are, by nature, more subjective and fluid. Our estimates of the risk of loss and amount of loss on any loan are complicated by the significant uncertainties surrounding our borrowers’ abilities to successfully execute their business models through changing economic environments, competitive challenges, the effect of the current and future economic conditions on collateral values and other factors. Because of the degree of uncertainty and susceptibility of these factors to change, our actual losses may vary from our current estimates.

Federal regulators, as an integral part of their examination process, periodically review our allowance for loan losses and may require us to increase our allowance for loan losses by recognizing additional provisions for loan losses charged to expense, or to decrease our allowance for loan losses by recognizing loan charge-offs. Any such additional provisions for loan losses or charge-offs, as required by these regulatory agencies, could have a material adverse effect on our financial condition and results of operations.

The economic recession could result in increases in our level of nonperforming loans and/or reduce demand for our products and services, which would lead to lower revenue, higher loan losses and lower earnings.

Our business activities and earnings are affected by general business conditions in the United States and in our local market area. These conditions include short-term and long-term interest rates, inflation, unemployment levels, real estate values, monetary supply, consumer confidence and spending, fluctuations in both debt and equity capital markets, and the strength of the economy in the United States generally and in our market area in particular. The national economy has recently experienced a recession, with rising unemployment levels, declines in real estate values and an erosion in consumer confidence. Dramatic declines in the U.S. housing market over the past few years, with falling home prices and increasing foreclosures, have negatively affected the credit performance of mortgage loans and resulted in significant write-downs of asset values by many financial institutions. Our local economy has mirrored the overall economy. A prolonged or more severe economic downturn, continued elevated levels of unemployment, further declines in the values of real estate, or other events that affect household and/or corporate incomes could impair the ability of our borrowers to repay their loans in accordance with their terms. Nearly all of our loans are secured by real estate or made to businesses in the counties in which we have offices in Pennsylvania and New Jersey. As a result of this concentration, a prolonged or more severe downturn in the local economy, especially in southern New Jersey, which has been more severely affected by the recession due to its dependence on the gaming and tourism industries, could result in significant increases in nonperforming loans, which would negatively impact our interest income and result in higher provisions for loan losses, which would hurt our earnings. The economic downturn could also result in reduced demand for credit, which would hurt our revenues.

Our emphasis on commercial lending may expose us to increased lending risks.

At December 31, 2009, $263.2 million, or 41.0%, of our loan portfolio consisted of multi-family and commercial real estate and commercial business loans. These types of loans generally expose a lender to greater risk of non-payment and loss than one- to four-family residential mortgage loans because repayment of the loans often depends on the successful operation of the business and the income stream of the borrowers. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential mortgage loans. Also, many of our multi-family and commercial real estate and land borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan. Further, unlike one- to four-family real estate loans or multi-family and commercial real estate loans, commercial business loans may be secured by collateral other than real estate the value of which may be more difficult to appraise and may be more susceptible to fluctuation in value.

The unseasoned nature of our commercial loan portfolio may result in changes in estimating collectibility, which may lead to additional provisions or charge-offs, which could hurt our profits.

Our multi-family and commercial real estate and commercial business portfolio has increased $210.3 million, or 398%, from $52.9 million at December 31, 2006 to $263.2 million at December 31, 2009. A large portion of our commercial loan portfolio is unseasoned and does not provide us with a significant payment history pattern from which to judge future collectability, especially in this period of continued declining and unfavorable economic conditions. As a result, it may be difficult to predict the future performance of this part of our loan portfolio. These loans may have delinquency or charge-off levels above our historical experience, which could adversely affect our future performance. Further, these types of loans generally have larger balances and involve a greater risk than one- to four-family residential mortgage loans. Accordingly, if we make any errors in judgment in the collectibility of our commercial loans, any resulting charge-offs may be larger on a per loan basis than those incurred historically with our residential mortgage loan or consumer loan portfolios.

Our emphasis on residential mortgage loans and home equity loans exposes us to a risk of loss.

At December 31, 2009, $268.5 million, or 41.8%, of our loan portfolio consisted of one- to four-family residential mortgage loans, and $63.7 million, or 10.0%, of our loan portfolio consisted of home equity loans and home equity lines of credit. Recent declines in the housing market have resulted in declines in real estate values in our market areas. These declines in real estate values could cause some of our mortgage and home equity loans to be inadequately collateralized, which would expose us to a greater risk of loss if we seek to recover on defaulted loans by selling the real estate collateral. Because of our locations in southern New Jersey, many of the properties securing our residential mortgages are second homes or rental properties. At December 31, 2009,

16.4% of our one- to four-family mortgage loans were secured by second homes and 5.7% were secured by rental properties. These loans generally are considered to be more risky than loans secured by the borrower’s permanent residence, since the borrower is typically more dependent on rental income to meet debt service requirements, in the case of rental property, and when in financial difficulty is more likely to make payments on the loan secured by the borrower’s primary residence before a vacation home.

Our construction loan portfolio may expose us to increased credit risk.

At December 31, 2009, our construction portfolio was $40.8 million, of which $30.7 million represented loans to finance the construction of condominiums, apartment buildings and residential developments. As a result of the deterioration in local economic conditions in 2009, loans secured by residential real estate developments experienced a slow down in absorption activity during 2009. In general, construction projects provide for an interest reserve that is utilized to pay the interest until a period of time until the project is expected to produce positive cash flows. To the extent such economic conditions continue, construction loan borrowers could fully utilize their interest reserve before the project is able to generate cash flows. If a borrower has insufficient liquidity to pay interest on such projects, the loan could become impaired and require an increase in the allowance for loan losses which would adversely impact our results of operations. This situation is exacerbated by the shorter duration of our construction loan portfolio as $36.7 million, or 90.0%, of our construction loans mature in 2010. Our ability to work with a borrower to modify or restructure their existing loan to avoid loss lessens as the loan approaches its maturity date.

Turmoil in the financial markets could have an adverse effect on our financial position or results of operations.

Beginning in 2008, United States and global financial markets experienced severe disruption and volatility, and general economic conditions have declined significantly. Adverse developments in credit quality, asset values and revenue opportunities throughout the financial services industry, as well as general uncertainty regarding the economic, industry and regulatory environment, have had a negative impact on the industry. The United States and the governments of other countries have taken steps to try to stabilize the financial system, including investing in financial institutions, and have implemented programs intended to improve general economic conditions. The U.S. Department of the Treasury created the Capital Purchase Program under the Troubled Asset Relief Program, pursuant to which the Treasury Department provided additional capital to participating financial institutions through the purchase of preferred stock or other securities. Other measures include homeowner relief that encourages loan restructuring and modification; the establishment of significant liquidity and credit facilities for financial institutions and investment banks; the lowering of the federal funds rate; regulatory action against short selling practices; a temporary guaranty program for money market funds; the establishment of a commercial paper funding facility to provide back-stop liquidity to commercial paper issuers; and coordinated international efforts to address illiquidity and other weaknesses in the banking sector. Notwithstanding the actions of the United States and other governments, there can be no assurances that these efforts will be successful in restoring industry, economic or market conditions to their previous levels and that they will not result in adverse unintended consequences. Factors that could continue to pressure financial services companies, including Fox Chase Bancorp, are numerous and include (1) worsening credit quality, leading among other things to increases in loan losses and reserves, (2) continued or worsening disruption and volatility in financial markets, leading among other things to continuing reductions in asset values, (3) capital and liquidity concerns regarding financial institutions generally, (4) limitations resulting from or imposed in connection with governmental actions intended to stabilize or provide additional regulation of the financial system, or (5) recessionary conditions that are deeper or last longer than currently anticipated.

Changes in interest rates could have a material adverse effect on our earnings.

Our net interest income is the interest we earn on loans and investments less the interest we pay on our deposits and borrowings. Our net interest spread is the difference between the yield we earn on our assets and the interest rate we pay for deposits and our other sources of funding. Changes in interest rates—up or down—could adversely affect our net interest spread and, as a result, our net interest income and net interest margin. Although the yield we earn on our assets and our funding costs tend to move in the same direction in response to changes in interest rates, one can rise or fall faster than the other, causing our net interest margin to expand or contract. Our liabilities tend to be shorter in duration than our assets, so they may adjust faster in response to changes in interest rates. As a result, when interest rates rise, our funding costs may rise faster than the yield we earn on our assets, causing our net interest margin to contract until the yield catches up. This contraction could be more severe following a prolonged period of lower interest rates, as a larger proportion of our fixed-rate residential loan portfolio will have been originated at those lower rates and borrowers may be more reluctant or unable to sell their homes in a higher interest rate environment. Changes in the slope of the “yield curve”—or the spread between short-term and long-term interest rates—could also reduce our net interest margin. Normally, the yield curve is upward sloping, meaning short-term rates are lower than long-term rates. Because our liabilities tend to be shorter in duration than our assets, when the yield curve flattens or even inverts, we could experience pressure on our net interest margin as our cost of funds increases relative to the yield we can earn on our assets. Changes in interest rates also can affect: (1) our ability to originate loans; (2) the value of our interest-earning assets, which would negatively impact stockholders’ equity, and our ability to realize gains from the sale of such assets; (3) our ability to obtain and retain deposits in competition with other available investment alternatives; and (4) the ability of our borrowers to repay adjustable or variable rate loans.

Our inability to retain deposits as they become due or to generate core deposits may cause us to rely more heavily on wholesale funding strategies, which could increase our expenses and adversely affect our operating margins and profitability.

During March 2009, we offered attractive rates on selected money market and certificate of deposit products to increase our market share resulting in approximately 6,500 new deposit accounts representing greater than $200 million, of which approximately 50% were new customers. In addition to the deposits obtained during the first quarter, we increased deposits during the second and third quarters of 2009 by maintaining competitive rates on money market and certificate of deposit accounts. We gradually reduced interest rates on deposits during the third and fourth quarters of 2009. During 2010, we will have approximately $339 million, or 65% of certificates of deposit, mature. The certificates of deposit associated with the March 2009 program represent approximately $158.2 million of these maturities and have an average interest rate of 3.50%, which is higher than current market rates for similar certificates of deposit. We intend to implement specific marketing and pricing initiatives to help retain these certificates of deposit when they mature, however, there can be no guarantee that we will retain a sufficient amount of these deposits necessary to fund our asset growth or will be able to do so at reasonable prices. Further, our business strategies include generating more lower-cost core deposits. If we are not able to maintain sufficient existing deposits or generate new lower-costing core deposits to support growth, we will have to rely more heavily on wholesale strategies to fund our asset growth, which historically are more expensive than retail sources of funding. If we are required to rely more heavily on more expensive funding sources to support future growth, our revenues may not increase proportionately to cover our costs. In this case, our operating margins and profitability would be adversely affected.

Our business strategy includes the continuation of moderate growth plans, and our financial condition and results of operations could be negatively affected if we fail to grow or fail to manage our growth effectively.

Our assets increased $360.9 million, or 44.4%, from $812.9 million at December 31, 2007, to $1.17 billion at December 31, 2009, primarily due to increases in investment securities and multi-family and commercial real estate loans funded by growth in deposits. Over the long term, we expect to continue to experience growth in the amount of our assets, the level of our deposits and the scale of our operations. However, achieving our growth targets requires us to successfully execute our business strategies, which include continuing to diversify our loan portfolio with more commercial lending thereby recognizing the value of our investments in personnel in that area. Our ability to successfully grow will also depend on the continued availability of loan opportunities that meet our more stringent underwriting standards. While we believe we have the resources and internal systems in place to successfully achieve and manage our future growth, there can be no assurance growth opportunities will be available or that we will successfully manage our growth. If we do not manage our growth effectively, we may not be able to achieve our business plan, and our business and prospects could be harmed.

If we conclude that the decline in value of any of our investment securities is other than temporary, we are required to write down the value of that security.

Companies are required to record other-than-temporary impairment if they have the intent to sell, or will more likely than not be required to sell, an impaired debt security before recovery of its amortized cost basis. In addition, companies are required to record other-than-temporary impairment for the amount of credit losses, regardless of the intent or requirement to sell. We evaluate investments that have a fair value less than book value for other-than-temporary impairment on a quarterly basis. We have one private label residential mortgage-related security, which we recorded a $605,000 other-than-temporary impairment charge as of June 30, 2009, $157,000 of which was recognized on the statement of operations and $448,000 of which was recognized in the statements of condition in other comprehensive income (before taxes). This security had an amortized cost of $628,000, a fair value of $195,000 with a remaining net unrealized loss, including other-than-temporary impairment in accumulated other comprehensive income of $433,000 at December 31, 2009. Additionally, at December 31, 2009, we had six private label commercial mortgage-related securities with a book value of $17.6 million and a fair market value of $17.8 million. Changes in the expected cash flows, credit enhancement levels or credit ratings of these securities and/or prolonged price declines may result in our concluding in future periods that the impairment of these securities is other-than temporary, which would require a charge to earnings to write down the value of these securities. Any charges for other-than-temporary impairment would not impact cash flow, tangible capital or liquidity.

Proposed regulatory reform may have a material impact on our operations.

The Obama Administration has published a comprehensive regulatory reform plan that is intended to modernize and protect the integrity of the United States financial system and has offered proposed legislation to accomplish these reforms. The U.S. House of Representatives has passed financial regulatory reform legislation and the Senate is considering its own version. These various plans contain several elements that would have a direct effect on Fox Chase Bancorp and Fox Chase Bank. Under the proposed legislation, the federal thrift charter and the Office of Thrift Supervision would be eliminated and all companies that control an insured depository institution must register as a bank holding company. Existing federal thrifts, such as Fox Chase Bank, would become a national bank or could choose to adopt a state charter. Registration as a bank holding company would represent a significant change, as there currently exist significant differences between savings and loan holding company and bank holding company supervision and regulation. For example, the Federal Reserve imposes leverage and risk-based capital requirements on bank holding companies whereas the Office of Thrift Supervision does not impose any capital requirements on savings and loan holding companies. The Administration has also proposed the creation of a new federal agency, the Consumer Financial Protection Agency, that would be dedicated to protecting consumers in the financial products and services market. The creation of this agency could result in new regulatory requirements and raise the cost of regulatory compliance. In addition, legislation stemming from the reform plan could require changes in regulatory capital requirements, loan loss provisioning practices, and compensation practices. If implemented, the foregoing regulatory reforms may have a material impact on our operations. However, because the final legislation may differ significantly from the reform plan proposed by the President or passed by the House of Representatives, we cannot determine the specific impact of regulatory reform at this time.

We operate in a highly regulated environment and we may be adversely affected by changes in laws and regulations.

We are subject to extensive regulation, supervision and examination by the Office of Thrift Supervision, our primary federal regulator, and the Federal Deposit Insurance Corporation, as insurer of its deposits. Such regulation and supervision governs the activities in which an institution and its holding company may engage, and are intended primarily for the protection of the insurance fund and the depositors and borrowers of Fox Chase Bank rather than for holders of our common stock. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the classification of our assets and determination of the level of our allowance for loan losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on our operations.

As a member bank, we own stock in the Federal Home Loan Bank of Pittsburgh, which is experiencing financial difficulties.

Our agreement with the Federal Home Loan Bank of Pittsburgh requires us to purchase capital stock in Federal Home Loan Bank of Pittsburgh commensurate with the amount of our advances and unused borrowing capacity. This stock is carried at cost and was $10.4 million at December 31, 2009. If the Federal Home Loan Bank of Pittsburgh is unable to meet minimum regulatory capital requirements or is required to aid the remaining Federal Home Loan Banks, our holding of Federal Home Loan Bank stock may be determined to be other than temporarily impaired and may require a charge to our earnings, which could have a material impact on our financial condition, results of operations and cash flows.

Additionally, in December 2008, the Federal Home Loan Bank of Pittsburgh announced that, as a result of deterioration in earnings, it did not intend to pay a dividend on its common stock for the foreseeable future, which included not paying a dividend for all of 2009. Moreover, the Federal Home Loan Bank of Pittsburgh indicated that it would not redeem any common stock associated with member advance repayments and that it may increase its individual member stock investment requirements.

Increased and/or special FDIC assessments will hurt our earnings.

The recent economic recession has caused a high level of bank failures, which has dramatically increased FDIC resolution costs and led to a significant reduction in the balance of the Deposit Insurance Fund. As a result, the FDIC has significantly increased the initial base assessment rates paid by financial institutions for deposit insurance. Increases in the base assessment rate have increased our deposit insurance costs and negatively impacted our earnings. In addition, in May 2009, the FDIC imposed a special assessment on all insured institutions. Our special assessment, which was reflected in earnings for the quarter ended June 30, 2009, was $536,000. In lieu of imposing an additional special assessment, the FDIC required all institutions to prepay their assessments for all of 2010, 2011 and 2012, which for us totaled $5.0 million. Additional increases in the base assessment rate or additional special assessments would negatively impact our earnings.

Strong competition within our market areas could reduce our profits.

We face intense competition in making loans, attracting deposits and attracting and retaining key employees. This competition has made it more difficult for us to make new loans and at times has forced us to offer higher deposit rates. Price competition for loans and deposits might result in us earning less on our loans and paying more on our deposits, which would reduce net interest income. It has also made it more difficult and costly to attract and hire employees with the level of expertise we require to implement our strategic plan. Additional compensation expense increases noninterest expense, reducing net income. Competition also makes it more difficult to grow loans and deposits. As of June 30, 2009, the most recent date for which information is available, we held less than 2% of the deposits in each county in which our offices are located. Some of the institutions with which we compete have substantially greater resources and lending limits than we have and may offer services that we do not provide. We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Our profitability depends upon our continued ability to compete successfully in our market areas.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We currently conduct business through our eleven full-service banking offices in Hatboro, Philadelphia, Richboro, Willow Grove, Warminster, Lahaska, Media and West Chester, Pennsylvania and Ocean City, Egg Harbor Township and Marmora, New Jersey. We also operate an administrative office in Blue Bell, Pennsylvania. We own all of our offices, except for those in Media and Blue Bell. The lease for our Media office expires in 2010. The lease for our Blue Bell office expires in 2012. The net book value of the land, buildings, furniture, fixture and equipment owned by us was $11.1 million at December 31, 2009.

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

ITEM 4.	[RESERVED]

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Equity and Related Stockholder Matters

The Company’s common stock is listed on the Nasdaq Stock Market (“Nasdaq”) under the trading symbol “FXCB.” The following table sets forth the quarterly high and low sales prices of Fox Chase Bancorp’s common stock for the two most recently completed fiscal years, as reported by Nasdaq. The Company has not paid any dividends to its stockholders to date. See Item 1, “Business—Regulation and Supervision—Federal Banking Regulation— Limitation on Capital Distributions” and note 12 in the notes to the consolidated financial statements for more information relating to restrictions on the Bank’s ability to pay dividends to the Company and the Company’s payment of dividends. As of March 3, 2010, the Company had approximately 955 holders of record of common stock.

2009:	High	Low

Fourth Quarter	$10.58	$9.39
Third Quarter	$10.10	$9.45
Second Quarter	$10.65	$9.07
First Quarter	$11.00	$8.14

2008:	High	Low

Fourth Quarter	$11.96	$9.39
Third Quarter	$12.78	$9.82
Second Quarter	$12.59	$10.26
First Quarter	$11.73	$10.40

Stock Performance Graph

The following graph compares the cumulative total return of the Company common stock with the cumulative total return of the SNL Mid-Atlantic Thrift Index and the Index for the Nasdaq Stock Market (U.S. Companies, all SIC). The graph assumes that $100 was invested at $12.95 per share, which was the closing price of the Company’s common stock on October 2, 2006, the first day of trading of the Company’s common stock on the Nasdaq Stock Market. Cumulative total return assumes reinvestment of all dividends.

	Period Ending
Index	10/02/06	12/31/06	12/31/07	12/31/08	12/31/09
Fox Chase Bancorp, Inc.	100.00	104.25	88.03	84.94	73.51
NASDAQ Composite	100.00	107.94	118.53	70.48	101.41
SNL Mid-Atlantic Thrift	100.00	107.97	88.89	73.67	70.26

Purchases of Equity Securities

The following table provides certain information with regard to shares repurchased by the Company in the fourth quarter of 2009.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs

October 1, 2009 through October 31, 2009	11,600	$10.19	11,600	295,937

November 1, 2009 through November 30, 2009	56,900	$9.95	56,900	239,037

December 1, 2009 through December 31, 2009	1,600	$9.50	1,600	237,437

Total	70,100	$9.77	70,100

(1)	On May 21, 2009, the Company announced that the Board of Directors approved the repurchase of up to 327,000 shares of the Company’s common stock. This repurchase program will continue until it is completed or terminated by the Board of Directors.

ITEM 6.	SELECTED FINANCIAL DATA

The summary financial information presented below is derived in part from our consolidated financial statements. The following is only a summary and you should read it in conjunction with the consolidated financial statements and notes beginning on page F-1. The information at December 31, 2009 and 2008 and for the years ended December 31, 2009, 2008 and 2007 is derived in part from the audited consolidated financial statements that appear in this annual report. The information presented below does not include the financial condition, results of operations or other data of Fox Chase MHC.

	At or For the Year Ended December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands, except per share amounts)
Financial Condition Data:
Total assets	$1,173,818	$931,270	$812,919	$756,985	$781,291
Cash and cash equivalents	65,418	3,944	31,275	134,441	46,086
Securities available-for-sale	422,467	294,723	296,304	228,432	329,504
Loans receivable, net	631,296	588,975	447,035	355,617	366,393
Deposits	858,277	608,472	585,560	596,534	682,307
Federal Home Loan Bank advances	137,165	146,379	80,000	30,000	30,000
Other borrowed funds	50,000	50,000	20,000	—	—
Total stockholders’ equity	123,634	121,220	122,371	125,645	63,521

Operating Data:
Interest income	$51,398	$45,884	$41,057	$37,177	$37,601
Interest expense	27,635	24,061	22,250	20,459	20,697

Net interest income	23,763	21,823	18,807	16,718	16,904
Provision (credit) for loan losses	9,052	2,900	425	(5,394)	(6,025)

Net interest income after provision (credit) for loan losses	14,711	18,923	18,382	22,112	22,929
Noninterest income	3,767	1,405	2,696	2,073	1,214
Noninterest expense	20,333	18,948	18,688	19,867	15,208

(Loss) income before income tax (benefit) expense	(1,855)	1,380	2,390	4,318	8,935
Income tax (benefit) expense	(827)	165	460	684	2,975

Net (loss) income (1)(2)	$(1,028)	$1,215	$1,930	$3,634	$5,960

Per Share Data:
(Loss) earnings per share, basic (1)	$(0.08)	$0.09	$0.14	$0.14	N/M
(Loss) earnings per share, diluted (1)	$(0.08)	$0.09	$0.14	$0.14	N/M
Dividends	—	—	—	—	—

(1)	On September 29, 2006, Fox Chase Bancorp completed its initial public offering of common stock. Accordingly, the consolidated financial statements include Fox Chase Bancorp beginning on September 29, 2006. The consolidated financial statements and related notes include only the activity and balances of Fox Chase Bank and its subsidiary through September 29, 2006. Earnings per share information for 2006 is only for September 29, 2006 through December 31, 2006 due to Fox Chase Bank’s reorganization into the mutual holding company form and Fox Chase Bancorp’s related initial public offering.
(2)	Net income for 2006 reflects a charge of $1.5 million for the contribution made to the Fox Chase Bank Charitable Foundation in connection with our initial public offering.

	At or For the Year Ended December 31,
	2009	2008	2007	2006	2005
Performance Ratios:
Return on average assets	(0.09)%	0.14%	0.26%	0.49%	0.71%
Return on average equity	(0.82)	1.00	1.54	4.59	9.50
Interest rate spread (1)	1.74	2.01	1.85	1.90	1.78
Net interest margin (2)	2.16	2.59	2.60	2.33	2.05
Noninterest expense to average assets	1.81	2.18	2.48	2.66	1.80
Efficiency ratio (3)	79.9	82.0	91.8	105.8	79.7
Average interest-earning assets to average interest-bearing liabilities	115.6	119.7	123.7	113.5	109.1
Average equity to average assets	11.11	13.98	16.66	10.58	7.44

Capital Ratios:
Total equity to total assets	10.53	13.02	15.05	16.60	8.13
Tier 1 capital (to adjusted assets) (4)	8.51	10.70	12.03	12.49	8.40
Tier 1 capital (to risk-weighted assets) (4)	15.41	18.11	21.78	26.79	17.76
Total risk-based capital (to risk-weighted assets) (4)	16.57	19.25	22.54	27.62	19.02

Asset Quality Ratios:
Allowance for loan losses as a percent of total loans	1.65	1.05	0.75	0.82	2.22
Allowance for loan losses as a percent of nonperforming loans and accruing loans of 90 days or more past due	35.73	107.01	412.21	91.44	163.90
Net charge-offs to average outstanding loans during the period	0.75	—	—	—	—
Nonperforming loans as a percent of total loans	4.62	0.98	0.18	0.90	1.36
Nonperforming assets as a percent of total assets	2.87	0.63	0.10	0.43	0.67

Other Data:
Number of:
Deposit accounts	52,416	49,252	52,817	55,957	61,349
Offices	11	11	11	11	8

(1)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of interest-bearing liabilities.
(2)	Represents net interest income as a percent of average interest-earning assets.
(3)	Represents noninterest expense divided by the sum of net interest income and noninterest income, excluding gains or losses on the sale of securities, premises and equipment and assets acquired through foreclosure. For 2006, reflects a charge of $1.5 million for the contribution made to the Fox Chase Bank Charitable Foundation in connection with our initial public offering.
(4)	Ratios are for Fox Chase Bank.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The objective of this section is to help readers understand our views on our results of operations and financial condition. You should read this discussion in conjunction with the consolidated statements of condition as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2009 that appear elsewhere in this annual report.

General Overview

We conduct community banking activities by accepting deposits and making loans in our market area. Our lending products include residential mortgage loans, multi-family and commercial real estate loans and, to a lesser extent, construction, commercial and industrial and consumer loans. We also maintain an investment portfolio consisting primarily of mortgage-backed securities to manage our liquidity and interest rate risk. Our loan and investment portfolios are funded with deposits as well as collateralized borrowings from the Federal Home Loan Bank of Pittsburgh and commercial banks.

Income. Our primary source of pre-tax income is net interest income. Net interest income is the difference between interest income, which is the income that we earn on our loans and investments, and interest expense, which is the interest that we pay on our deposits and borrowings. Our net interest income is affected by a variety of factors, including the mix of interest-earning assets in our portfolio and changes in levels of interest rates. Growth in net interest income is dependent upon our ability to prudently manage the balance sheet for growth, combined with how successfully we maintain or increase net interest margin, which is net interest income as a percentage of average interest-earning assets.

A secondary source of income is noninterest income, or other income, which is revenue that we receive from providing products and services. The majority of our non-interest income generally comes from service charges (mostly from service charges on deposit accounts). We also earn income on bank-owned life insurance and receive income from our investment in Philadelphia Mortgage Advisors. In some years, we recognize income from the sale of loans, securities and assets acquired through foreclosure.

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

Expenses. The noninterest expense we incur in operating our business consists of salaries, benefits and other compensation expenses, occupancy and furniture and equipment expenses, data processing costs, professional fees, marketing expenses, Federal Deposit Insurance Corporation premiums and various other miscellaneous expenses.

Our largest noninterest expense is for salaries, benefits and other compensation, which consists primarily of salaries and wages paid to our employees, payroll taxes, expenses for health insurance, retirement plans, director and committee fees and other employee benefits, including employer 401(k) plan contributions, employee stock ownership plan allocations and equity incentive awards, such as stock options and shares of restricted stock.

Occupancy expenses include the fixed and variable costs of buildings such as depreciation charges, maintenance, real estate taxes and costs of utilities. Depreciation of premises is computed using the straight-line method based on the useful lives of the related assets, which range from ten to 39 years for buildings and premises. Leasehold improvements are amortized over the shorter of the useful life of the asset or the term of the lease.

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

Professional fees include fees paid to our independent auditors, co-sourced internal auditors, attorneys, compensation consultants, loan review specialists, interest rate risk management and certain costs associated with being a public company. Additionally, 2007 included incremental attorneys and consultants costs associated with initial implementation of Sarbanes-Oxley controls and procedures.

Marketing expenses include expenses for advertisements, promotions and premium items and public relations expenses.

Federal Deposit Insurance Corporation assessments are a specified percentage of assessable deposits, depending on the risk characteristics of the institution. Due to losses incurred by the Deposit Insurance Fund in 2008 from failed institutions, and anticipated future losses, the FDIC increased its assessment rates for 2009 and charged a special assessment to increase the balance of the insurance fund. Our special assessment amounted to $536,000.

Other expenses include expenses for stationary, printing, supplies, telephone, postage, contributions and donations, regulatory assessments, insurance premiums, certain public company expenses and other fees and expenses.

Our Business Strategy

Our goal is to be the leading relationship-based business and consumer bank in the markets we serve by delivering a wide array of financial products and personalized customer service. The following are the key elements of our business strategy:

•

Improve earnings through asset diversification and growth. Loan diversification improves our earnings because commercial real estate and commercial business loans generally have higher interest rates than residential mortgage loans. In this regard, we have added personnel to assist us in increasing our commercial loan portfolio, including hiring a team of commercial lenders and commercial credit and risk management professionals in 2006, establishing a regional lending group in Ocean City, New Jersey in 2008 and employing a middle-market lending team in 2009. Further, by offering quicker decision making in the delivery of banking products and services, offering customized products where appropriate and providing access to senior officers, we can distinguish ourselves from the larger banks operating in our market area. At the same time, our capital base and greater product mix enables us to effectively compete against smaller banks. We are also seeking to increase our commercial deposits and use of our cash management services through our increase in commercial lending. However, going forward, we will also continue our historical practice of originating residential mortgage loans secured by homes in our market area.

•

Improve asset quality. We have sought to maintain our asset quality and moderate credit risk by using conservative underwriting standards. Our non-performing assets increased significantly in 2009 due to weakened economic conditions. This resulted in further tightening of our underwriting standards, including reducing loan-to-value ratios, and de-emphasizing certain types of lending, such as construction loans. Further, we have strengthened our oversight of problem assets through the formation of a special assets department in December 2009. The department, which in run by our chief operating officer and consists of three other loan and credit administration officers, increase the frequency with which classified and watch list credits are reviewed and aggressively act to resolve problem assets. Although we intend to continue our efforts to originate commercial real estate and business loans after the offering, we intend to manage loan exposures and concentrations through conservative loan underwriting and credit administration standards.

•

Improve our funding mix by focusing on core deposits. Our strategic focus is to emphasize total relationship banking with our customers to internally fund our loan growth. We believe that continued focus on customer relationships will help to increase our level of core deposits (demand, savings and money market accounts). We value core deposits because they represent longer-term customer relationships and a lower cost of funding compared to certificates of deposit. In addition to our retail branch network, we offer on-line banking and a variety of deposit accounts designed for the businesses operating in our market area, including remote capture products, sweep accounts and other cash management products and services.

•

Actively manage our balance sheet. The current severe economic recession has underscored the importance of a strong balance sheet. We strive to achieve this through managing our interest rate risk and maintaining strong capital levels and liquidity. Diversifying our asset mix not only improves our net interest margin but also reduces the exposure of our net interest income and earnings to interest rate risk. We will continue to manage our interest rate risk by diversifying the type and maturity of our assets in our loan and investment portfolios and monitoring the maturities in our deposit portfolio. It is expected that existing minimum regulatory capital ratios may be increased by Fox Chase Bank regulatory agencies in response to current market conditions and the recession. Further, additional capital and liquidity achieved will place us in a better position to pursue the growth strategies discussed above.

•

Grow through geographic expansion. Since our initial public offering in 2006, we have opened two branches. We intend to continue to pursue expansion in our market area in strategic locations that maximize growth opportunities. Further, we believe that the current economic recession will increase the rate of consolidation in the banking industry. We also will look to be opportunistic to expand through the acquisition of branches of other financial institutions or the acquisition of banks or other financial service companies and believe additional capital will better position us to take advantage of those opportunities. We currently do not have any specific plans for any such acquisitions. We will consider those opportunities that will allow us to add complementary products to our existing business or expand our franchise geographically.

•

Continued expense control. Management continues to focus on the level of non-interest expenses and methods to identify cost savings opportunities, such as reviewing the number of employees, renegotiating key third-party contracts and reducing certain other operating expenses. Excluding premiums imposed by the Federal Deposit Insurance Corporation of $1.8 million, $176,000 and $84,000 in 2009, 2008 and 2007, respectively, our non-interest expenses were $18.5 million, $18.8 million and $18.6 million for 2009, 2008 and 2007, respectively.

•

Continue to serve as a strong community citizen. As a community bank operating for more than 140 years, we are uniquely positioned to understand the financial needs of our local customers. Further, we believe it is the role of a community bank to operate as a good corporate citizen. Towards that end, in 2006, we established the Fox Chase Bank Charitable Foundation and funded it with 135,000 shares of Fox Chase Bancorp common stock and $150,000 in cash. The foundation provides grants to non-profit organizations and programs in the communities we serve. We also provide support to organizations with which our board members, employees and customers are involved through our participation in the Neighborhood Commitment Program.

Critical Accounting Policies

The discussion and analysis of the financial condition and results of operations are based on our consolidated financial statements, which are prepared in conformity with generally accepted accounting principles in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of income and expenses. We consider the accounting policies discussed below to be critical accounting policies. The estimates and assumptions that we use are based on historical experience and various other factors and are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions, resulting in a change that could have a material impact on the carrying value of our assets and liabilities and our results of operations.

Allowance for Loan Losses. The allowance for loan losses is maintained at a level representing management’s best estimate of known and inherent losses in the loan portfolio, based on management’s evaluation of the portfolio’s collectibility. The allowance is established through the provision for loan losses, which is charged against income. Management estimates the allowance balance required using loss experience in particular segments of the portfolio, the size and composition of the loan portfolio, trends and absolute levels of nonperforming loans, trends and absolute levels of classified and criticized loans, trends and absolute levels in delinquent loans, trends in risk ratings, trends in industry charge-offs by particular segments and changes in existing general economic and business conditions affecting our lending areas and the national economy. Additionally, for loans identified by management as impaired, management will provide a specific reserve based on the expected discounted cash flows of the loan, or for loans determined to be collateral dependent, a specific reserve is established based on appraised value less costs to sell. Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment. Among the material estimates required to establish the allowance are: loss exposure at default; the amount and timing of future cash flows on impaired loans; value of collateral; and determination of loss factors to be applied to the various elements of the portfolio. All of these estimates are susceptible to significant change. Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if actual conditions differ substantially from the assumptions used in making the evaluation. Further, current economic conditions have increased the uncertainty inherent in these estimates and assumptions. In addition, the Office of Thrift Supervision, as an integral part of its examination process, periodically reviews our allowance for loan losses. Such agency may require us to recognize adjustments to the allowance based on its judgments about information available to it at the time of its examination. A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would negatively affect earnings. For additional discussion, see “—Risk Management—Analysis and Determination of the Allowance for Loan Losses” below and the notes to the consolidated financial statements included in this annual report.

Deferred Income Taxes. We use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when it is more likely than not that some portion of the deferred tax asset will not be realized. We exercise significant judgment in evaluating the amount and timing of recognition of the resulting tax liabilities and assets. These judgments require us to make projections of future taxable income. The judgments and estimates we make in determining our deferred tax assets, which are inherently subjective, are reviewed on a continual basis as regulatory and business factors change. Any reduction in estimated future taxable income may require us to record a valuation allowance against our deferred tax assets. Specifically, Fox Chase Bancorp had a charitable contribution carryover of $261,000 as of December 31, 2009, resulting in a deferred tax asset of $89,000. Utilization of this carryover is limited to 10% of taxable income on an annual basis. Such carryover will expire on December 31, 2011, if not utilized. If Fox Chase Bancorp is unable to generate sufficient taxable income to utilize this carryover it may require us to record a valuation allowance against this deferred tax asset. Any valuation allowance would result in additional income tax expense in the period, which would negatively affect earnings.

Valuation and Other-Than-Temporary Impairment of Investment Securities. Investment securities are reviewed quarterly to determine whether the fair value is below the current carrying value. When the fair value of any of our investment securities has declined below its current carrying value, management is required to assess whether the decline is other-than-temporary. A review of other-than-temporary impairment requires companies to make certain judgments regarding the nature of the decline, and the probability, extent and timing of a valuation recovery and Fox Chase Bancorp’s intent to sell the security or if it is more likely than not that the security will be required to be sold before recovery its amortized cost. Pursuant to these requirements, we assess valuation declines to determine the extent to which such changes are attributable to (1) fundamental factors specific to the issuer, such as financial condition, business prospects or other factors, or (2) market-related factors, such as required market yields, interest rates of equity market declines. If the decline in the market value of a security is determined to be other-than-temporary, the credit portion of the impairment is written down through earnings and the non-credit portion is an adjustment to other comprehensive income. Fox Chase Bancorp recorded an other-than-temporary impairment charge of $605,000 during the second quarter of 2009, $157,000 of which was recognized on the statement of operations and $448,000 of which was recognized on the statements of condition in other comprehensive income (before taxes). There was no additional other-than-temporary credit impairment charge on this investment in the third or fourth quarter of 2009. See Note 2 to the consolidated financial statements for a schedule that shows gross unrealized losses, fair value of securities as well as the impairment loss and other-than-temporary impairment write down, aggregated by security category and length of time that individual securities have been in continuous unrealized loss position at December 31, 2009 and December 31, 2008, and Note 13 for a discussion related to the determination of fair value.

Balance Sheet Analysis

General. Total assets increased $242.5 million to $1.17 billion at December 31, 2009 from $931.3 million at December 31, 2008. Investment and mortgage related securities increased $127.7 million, cash and cash equivalents increased $61.5 million and loans receivable, net, increased $42.3 million. Asset growth was funded by an increase in deposits of $249.8 million.

Loans. The largest segment of our loan portfolio is one- to four-family residential loans. At December 31, 2009, these loans totaled $268.5 million, or 41.8% of total loans, compared to $260.8 million, or 43.8% of total loans, at December 31, 2008. At December 31, 2007, these loans totaled $215.8 million, or 47.9% of total loans. The increases in 2009 and 2008 was primarily a result of new loans, primarily located in Fox Chase Bank’s geographic markets, originated through Philadelphia Mortgage Advisors, Inc., offset by prepayments on mortgages due to refinancings in the current low interest rate environment. Fox Chase Bank has not originated or targeted subprime loans in its loan portfolio.

Multi-family and commercial real estate loans totaled $207.7 million and represented 32.4% of total loans at December 31, 2009 compared to $155.6 million, or 26.2% of total loans, at December 31, 2008. These loans totaled $76.3 million, or 16.9% of total loans, at December 31, 2007. The increases in 2009 and 2008 reflect the success of the team of commercial lenders that were hired during 2006 and the opening of three new offices in 2006 and 2007 as well as the establishment of a regional lending group in Ocean City, New Jersey in the first quarter of 2008. Fox Chase Bank expects to continue to emphasize this type of lending in the future.

Commercial and industrial loans totaled $55.4 million, or 8.6% of total loans, at December 31, 2009 compared to $37.4 million, or 6.3% of total loans, at December 31, 2008. These loans totaled $33.4 million, or 7.4% of total loans, at December 31, 2007. The increase in 2009 reflects the hiring of a new team of middle market lenders in Hatboro, Pennsylvania during the second quarter of 2009. Fox Chase Bank expects to emphasize this type of lending in the future.

Construction loans totaled $40.8 million, or 6.4% of total loans, at December 31, 2009 compared to $65.0 million, or 10.9% of total loans, at December 31, 2008. These loans totaled $46.5 million, or 10.3% of total loans, at December 31, 2007. The $24.2 million decrease in 2009 was due to Fox Chase Bank not underwriting any significant new construction loans in 2009 as a result of the riskier nature of construction loans and decrease in real estate values in certain parts of its lending area.

Consumer loans totaled $69.4 million, or 10.8% of total loans, at December 31, 2009 compared to $76.1 million, or 12.8% of total loans, at December 31, 2008. These loans totaled $78.7 million, or 17.5% of total loans, at December 31, 2007. The decreases in consumer loans during 2009 and 2008 was due to Fox Chase Bank de-emphasizing certain forms of consumer lending, particularly home equity lending, as a result of the decrease in real estate values in certain parts of its lending area.

The following table sets forth the composition of our loan portfolio at the dates indicated.

	At December 31,
	2009		2008		2007		2006		2005
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
One-to four-family	$268,535	41.8%	$260,833	43.8%	$215,817	47.9%	$209,463	58.3%	$228,476	60.9%
Multi-family and commercial	207,738	32.4	155,564	26.2	76,287	16.9	44,681	12.4	32,923	8.8
Construction	40,799	6.4	65,002	10.9	46,471	10.3	11,568	3.2	31,015	8.3

Total real estate loans	517,072	80.6	481,399	80.9	338,575	75.1	265,712	73.9	292,414	78.0

Consumer loans:
Home equity loans	50,080	7.8	63,987	10.7	68,431	15.2	73,456	20.5	65,003	17.3
Home equity lines of credit	13,664	2.1	11,486	1.9	9,642	2.1	10,468	2.9	16,269	4.3
Other	5,618	0.9	613	0.2	671	0.2	1,178	0.4	1,468	0.4

Total consumer loans	69,362	10.8	76,086	12.8	78,744	17.5	85,102	23.8	82,740	22.0

Commercial and industrial	55,434	8.6	37,371	6.3	33,356	7.4	8,194	2.3	175	—

Total loans	641,868	100.0%	594,856	100.0%	450,675	100.0%	359,008	100.0%	375,329	100.0%

Less:
Deferred loan origination costs (fees), net	33		379		(264)		(442)		(587)
Allowance for loan losses	(10,605)		(6,260)		(3,376)		(2,949)		(8,349)

Net loans	$631,296		$588,975		$447,035		$355,617		$366,393

Loan Maturity

The following tables set forth certain information at December 31, 2009 regarding scheduled contractual maturities during the periods indicated. The tables do not include any estimate of prepayments which significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below. Demand loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less. The amounts shown below exclude deferred loan fees and costs.

	At December 31, 2009
	One- to Four- Family Loans	Multi-family and Commercial Real Estate Loans	Construction Loans	Consumer Loans	Commercial and Industrial Loans	Total Loans
	(In thousands)
Amounts due in:
One year or less	$26	$5,350	$36,714	$1,353	$6,608	$50,051
More than one year to two years	180	15,820	4,085	5,659	2,733	28,477
More than two years to three years	245	18,133	—	2,063	17,727	38,168
More than three years to five years	4,038	61,128	—	4,363	13,734	83,263
More than five years to ten years	45,456	29,717	—	16,331	1,405	92,909
More than ten years to fifteen years	20,218	5,705	—	25,074	—	50,997
More than fifteen years	198,372	71,885	—	14,519	13,227	298,003

Total	$268,535	$207,738	$40,799	$69,362	$55,434	$641,868

The following table sets forth the dollar amount of all scheduled maturities of loans at December 31, 2009 that are due after December 31, 2010 and have either fixed interest rates or adjustable interest rates. The amounts shown below exclude unearned interest on consumer loans and deferred loan fees.

	Fixed Rates	Floating or Adjustable Rates	Total
	(In thousands)
Real estate loans:
One- to four-family	$251,331	$17,178	$268,509
Multi-family and commercial	176,679	25,709	202,388
Construction	—	4,085	4,085
Consumer loans	54,932	13,077	68,009
Commercial and industrial loans	32,897	15,929	48,826

Total	$515,839	$75,978	$591,817

Securities. Our securities portfolio consists primarily of mortgage related securities, and, to a lesser extent, state and municipal securities, and investment grade corporate securities. Securities increased $127.7 million, or 43.3%, in 2009 with excess funds from deposit inflows. Purchases in 2009 consisted of mortgage related securities totaling $294.3 million, investment grade corporate securities totaling $18.9 million and obligations of U.S. government agencies totaling $314,000. These purchases were offset by maturities, calls, and principal repayments of $105.0 million, the sale of $14.5 million in corporate securities, the sale of $63.0 million of mortgage related securities, the redemption of $7.0 million in corporate securities and $5.5 million of called state and municipal securities, all of which were classified as available for sale.

Securities decreased $1.6 million, or 0.5%, in 2008. Purchases in 2008 consisted of mortgage related securities totaling $144.8 million, investment grade corporate securities totaling $11.1 million, state and political subdivisions totaling $7.4 million. These purchases were offset by maturities, calls, and principal repayments of

$68.9 million, the sale of $67.5 million in short term-term auction rate bonds, the sale of $22.1 million of mortgage related securities and the sale of $4.9 million of state and municipal securities, all of which were classified as available for sale.

The following table sets forth the amortized cost and fair values of our securities portfolio at the dates indicated. All of our securities were classified as available-for-sale at the dates indicated.

	At December 31,
	2009		2008		2007
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost		Fair Value
	(In thousands)
Obligations of U.S. government agencies	$305	$306	$—	$—	$10,000		$10,016
State and political subdivisions	9,199	9,292	14,679	14,463	81,019	(1)	81,143
Corporate securities	9,838	9,950	11,124	10,578	—		—

	19,342	19,548	25,803	25,041	91,019		91,159
Private label residential mortgage related security	628	195	889	269	1,181		1,208
Private label commercial mortgage related securities	17,607	17,833	10,049	7,304	10,069		10,137
Agency residential mortgage related securities	374,824	384,891	257,990	262,109	193,112		193,800

Total mortgage related securities	393,059	402,919	268,928	269,682	204,362		205,145

Total securities	$412,401	$422,467	$294,731	$294,723	$295,381		$296,304

(1)	At December 31, 2007, investments in state and political subdivisions included $60.0 million of Pennsylvania Higher Education Assistance Agency auction rate bonds. The full balance of these bonds were sold at par value in the first quarter of 2008.

The private label residential mortgage related security had an amortized cost, prior to the identified credit related impairment, of $786,000 and $889,000 at December 31, 2009 and 2008, respectively. Fair value for this security was $195,000 and $269,000 at December 31, 2009 and 2008, respectively. During the six months ended June 30, 2009, delinquency levels for the security’s underlying collateral increased to 20.2% from 13.8% at December 31, 2008, principal payment rate slowed to an annualized rate of 14.1% from 21.8% in 2008, and the security was downgraded from AAA to BB+. As a result of these negative trends, management’s analysis during the second quarter of 2009 indicated that the security was other-than-temporary impaired in the amount of $605,000, $157,000 of which was recognized on the statement of operations and $448,000 was recognized in the statement of condition in other comprehensive income (before taxes). There was no additional other-than-temporary credit impairment charge on this investment through December 31, 2009. At December 31, 2009, after other-than-temporary impairment charges, the private label residential mortgage related security had an amortized cost of $628,000, a fair value of $195,000 with a remaining unrealized loss, including other-than-temporary impairment in accumulated other comprehensive income, of $433,000. The remaining unrealized loss is not considered an other-than-temporary credit impairment as management does not have the intention or requirement to sell this security.

As of December 31, 2009, we held six private label commercial mortgage backed securities (“CMBS”) with an amortized cost of $17.6 million. These securities had a net unrealized gain of $226,000 at December 31, 2009. Two of these private label commercial mortgage related securities had an unrealized loss at both December 31, 2009 and 2008. These two securities had an amortized cost of $6.0 million and an unrealized loss of $23,000 at December 31, 2009. These two securities had an amortized cost of $6.0 million and an unrealized loss of $1.7 million at December 31, 2008. Management believes the improvement in the unrealized loss was due to a reduction in the required yield on commercial mortgage related securities as the credit markets improved during 2009. Both securities are rated AAA. Management believes the impairment on these securities is temporary based on cash flows, credit rating, credit enhancement and structure of the underlying securities and management does not have the intention or requirement to sell the securities.

Additionally, Federal law requires a member institution of the Federal Home Loan Bank System to hold stock of its district Federal Home Loan Bank according to a predetermined formula. This stock is carried at cost and was $10.4 million at December 31, 2009. During December 2008, the FHLB of Pittsburgh announced that it does not intend to pay a dividend on its common stock for the foreseeable future. Additionally, the FHLB of Pittsburgh indicated it would not redeem any common stock associated with member advance repayments and that is may increase its individual member stock investment requirements. The FHLB of Pittsburgh is permitted to increase the amount of capital stock owned by a member company to 6.00% of a member’s advances, plus 1.50% of the unused borrowing capacity. As of December 31, 2009, Fox Chase Bancorp’s maximum stock obligation was $11.2 million.

See Note 2 to the consolidated financial statements for a schedule of gross unrealized losses and fair value of securities, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2009 and 2008.

At December 31, 2009, we had no investments in a single company or entity (other than state or U.S. Government-sponsored entity securities) that had an aggregate book value in excess of 10% of our equity at December 31, 2009.

The following table sets forth the stated maturities and weighted average yields of investment securities at December 31, 2009. Weighted average yields on tax-exempt securities are presented on a tax equivalent basis. Certain mortgage related securities have adjustable interest rates and will reprice annually within the various maturity ranges. These repricing schedules are not reflected in the table below.

	One Year or Less		More than 1 Year to 5 Years		More than 5 Years to 10 Years		More Than 10 Years		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
	(Dollars in thousands)
Obligations of U.S. government agencies	$306	1.16%	$—	—%	$—	—%	$—	—%	$306	1.16%
State and political subdivisions	—	—	1,862	5.23	3,323	5.78	4,107	6.10	9,292	5.81
Corporate securities	4,616	2.63	5,334	3.61	—	—	—	—	9,950	3.16

	4,922	—	7,196	—	3,323	—	4,107	—	19,548
Private label residential mortgage related security	—	—	—	—	—	—	195	3.06	195	3.06
Private label commercial mortgage related securities	—	—	6,058	5.42	—	—	11,775	7.18	17,833	6.58
Agency residential mortgage related securities	173	5.43	1,664	4.86	12,417	5.09	370,637	4.49	384,891	4.51

Total mortgage related securities	173		7,722		12,417		382,607		402,919

Total securities	$5,095		$14,918		$15,740		$386,714		$422,467

Cash and Cash Equivalents. Our primary source of short-term liquidity is comprised of branch working cash, a reserve requirement account at the Federal Reserve, an account at the Federal Home Loan Bank of Pittsburgh and money market accounts. Cash and cash equivalents increased $61.5 million for 2009 primarily as a result of an increase in deposits, due to a successful promotion program during the first quarter 2009.

Deposits. Our primary source of funds is our deposit accounts, which are comprised of noninterest-bearing demand accounts, interest-bearing NOW accounts, money market accounts, savings accounts and certificates of deposit. These deposits are provided primarily by individuals and business within our market areas. Deposits increased $249.8 million, or 41.1%, for 2009 primarily as a result of an increase in certificates of deposits of $150.1 million, money market accounts of $83.1 million, noninterest-bearing demand accounts of $10.2 million and NOW accounts of $6.0 million. The increase in noninterest-bearing demand accounts was a result of continued efforts to increase commercial deposit relationships through the efforts of our commercial lending and cash management teams. During March 2009, Fox Chase Bank offered attractive rates on selected money market and certificate of deposit products to increase its market share resulting in approximately 6,500 new deposit accounts representing greater than $200 million in deposits, of which approximately 50% were new customers. In addition to the deposits obtained during the first quarter, Fox Chase Bank continued to increase deposits during the second and third quarters of 2009 as it maintained competitive rates on money market and certificate of deposit accounts during these periods. Fox Chase Bancorp gradually reduced interest rates on deposits during the third and fourth quarters of 2009. Fox Chase Bancorp continues to invest these funds in loans to qualified businesses and consumers.

Deposits increased $22.9 million, or 3.9%, for 2008 primarily as a result of an increase in money market accounts of $50.7 million and noninterest-bearing demand accounts of $3.3 million. The increase in money market accounts was the result of targeted promotional efforts to increase these balances. The increase in noninterest-bearing demand accounts was a result of continued efforts to increase commercial deposit relationships through the efforts of our commercial lending and cash management teams. These increases were offset by decreases in NOW accounts of $4.0 million, savings accounts of $2.8 million and certificates of deposits of $24.3 million. All of these decreases were primarily a result of the highly competitive deposit market, which created a difficult climate for gathering deposits in a cost-effective manner.

The following table sets forth the balances of our deposit products at the dates indicated.

	At December 31,
	2009		2008		2007
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Noninterest-bearing demand accounts	$56,912	—%	$46,716	—%	$43,462	—%
NOW accounts	41,369	0.63	35,330	1.13	39,299	1.70
Money market accounts	184,407	1.05	101,295	2.01	50,568	3.13
Savings and club accounts	51,563	0.15	51,196	0.25	54,019	0.65
Certificates of deposit	524,026	3.29	373,935	3.96	398,212	4.71

Total	$858,277	2.27%	$608,472	2.86%	$585,560	3.64%

The following table indicates the amount of jumbo certificates of deposit by time remaining until maturity at December 31, 2009. Jumbo certificates of deposit require minimum deposits of $100,000. We did not have any brokered deposits as of December 31, 2009.

Maturity Period at December 31, 2009	Jumbo Certificates of Deposits
(In thousands)
Three months or less	$18,070
Over three through six months	10,440
Over six through twelve months	60,738
Over twelve months	48,180

Total	$137,428

The following table sets forth the time deposits classified by rates at the dates indicated.

	Year Ended December 31,
	2009	2008	2007
	(In thousands)
0.00 – 1.00%	$47,490	$48	$—
1.01 – 2.00%	43,394	12,503	—
2.01 – 3.00%	58,610	71,649	136
3.01 – 4.00%	279,623	123,267	83,262
4.01 – 5.00%	56,852	109,583	235,086
5.01 – 6.00%	26,187	40,148	62,478
6.01 – greater	11,870	16,737	17,250

Total	$524,026	$373,935	$398,212

The following table sets forth the amount and maturities of time deposits classified by rates at December 31, 2009.

	Amount Due
	Less Than One Year	More Than One Year to Two Years	More Than Two Years to Three Years	More Than Three Years	Total	Percent of Total Time Deposit Accounts
	(Dollars in thousands)
0.00 – 1.00%	$47,490	$—	$—	$—	$47,490	9.1%
1.01 – 2.00%	29,726	9,484	4,184	—	43,394	8.3
2.01 – 3.00%	21,443	12,475	12,207	12,485	58,610	11.2
3.01 – 4.00%	213,630	31,848	9,392	24,753	279,623	53.4
4.01 – 5.00%	7,875	11,043	14,427	23,507	56,852	10.8
5.01 – 6.00%	7,121	18,916	—	150	26,187	5.0
6.01 – greater	11,870	—	—	—	11,870	2.3

Total	$339,155	$83,766	$40,210	$60,895	$524,026	100.0%

The following table sets forth time deposit activity for the periods indicated.

	Year Ended December 31,
	2009	2008	2007
	(In thousands)
Beginning balance	$373,935	$398,212	$410,280
Increase (decrease) before interest credited	132,466	(40,275)	(30,172)
Interest credited	17,625	15,998	18,104

Net increase (decrease) in time deposits	150,091	(24,277)	(12,068)

Ending balance	$524,026	$373,935	$398,212

Borrowings. Fox Chase Bank did not obtain additional long-term borrowings in 2009 from either the Federal Home Loan Bank or other lenders as funds generated from additional deposits were sufficient to support asset growth. There was a $5.0 million Federal Home Loan Bank advance that matured in December 2009. As of December 31, 2009, Fox Chase Bank had outstanding borrowings of $137.2 million with the Federal Home Loan Bank and $50.0 million with other commercial banks.

During the first and fourth quarters of 2008, when investment spreads were at relatively high levels, Fox Chase Bank implemented leverage strategies of $40.0 million and $20.0 million, respectively, which were funded by $60.0 million of Federal Home Loan Bank advances. Additionally, during 2008, we borrowed $6.4 million, net of principal amortizations, from the FHLB and $30.0 million in collateralized borrowings from a large commercial bank to fund Fox Chase Bank’s loan growth.

Of the $100.0 million of outstanding borrowings at December 31, 2007, $80.0 million was borrowed from the Federal Home Loan Bank, $30.0 million of which was borrowed in 2001 and $50.0 million of which was borrowed in 2007, and $20.0 million was collateralized borrowings from a large commercial bank.

	Year Ended December 31,
	2009	2008	2007
	(Dollars in thousands)
Maximum amount of advances outstanding at any month end during the period	$201,433	$196,379	$100,000
Average advances outstanding during the period	194,508	149,008	36,644
Weighted average interest rate during the period	3.57%	3.70%	4.64%
Balance outstanding at end of period	187,165	$196,379	$100,000
Weighted average interest rate at end of period	3.62%	3.59%	3.87%

Results of Operations for the Years Ended December 31, 2009, 2008 and 2007

Overview.

	Years Ended December 31,
	2009	2008	2007
	(Dollars in thousands)
Net (loss) income	$(1,028)	$1,215	$1,930
Basic and diluted earnings per share	$(0.08)	$0.09	$0.14
Return on average assets	(0.09)%	0.14%	0.26%
Return on average equity	(0.82)	1.00	1.54
Average equity to average assets	11.11	13.98	16.66

2009 vs. 2008. Net income decreased $2.2 million for 2009 compared to 2008. The 2009 results included a provision for loan losses of $9.1 million and $2.4 million gain on the sale of securities. The provision for loan losses was $2.9 million for 2008.

2008 vs. 2007. Net income decreased $715,000 for 2008 compared to 2007. The 2008 results included a provision for loan losses of $2.9 million, $1.9 million net of taxes, compared to a provision for loan losses of $425,000, $280,000 net of taxes, for 2007. The 2007 results included a gain on the sale of Fox Chase Bank’s operations center of $577,000, net of taxes.

Net Interest Income.

2009 vs. 2008. Net interest income increased $1.9 million, or 8.9%, for 2009. The net interest margin was 2.16% for 2009 compared to 2.59% for 2008. The increase in net interest income was primarily attributable to an increase in the average balance of loans and mortgage related securities and a decrease in the cost of funds, offset by an increase in the average balance of deposits and borrowings and a decrease in the yield on interest-earning assets.

Total interest income increased $5.5 million, or 12.0%, to $51.4 million for 2009, due primarily to a $3.7 million, or 11.9%, increase in interest and fees on loans and a $2.3 million, or 18.6%, increase in interest on mortgage related securities. Interest income on loans increased due to an increase in the average balance of $106.8 million, offset by a 43 basis point decrease in the yield on loans from 5.94% to 5.51%, primarily due to the lower interest rate environment. Interest income on mortgage related securities increased due to an increase in the average balance of $105.7 million, offset by a 85 basis point decrease in yield on mortgage related securities from 5.01% to 4.16%. Interest income on interest-earning demand deposits increased to $622,000 from $131,000 due to an increase in the average balance of $40.3 million.

Total interest expense increased $3.6 million, or 14.9%, to $27.6 million for 2009, due primarily to a $2.1 million increase in interest expense on deposits, a $676,000 increase in interest expense on Federal Home Loan Bank advances and a $772,000 increase in interest expense on other borrowed funds. The increased deposit expense was due to an increase of $200.0 million in the average outstanding balance on interest-bearing deposit accounts due to Fox Chase Bank’s promotions in the first half of 2009, offset by a 62 basis point decrease in the average rate paid on deposits. Interest expense on Federal Home Loan Bank advances and other borrowed funds increased primarily due to an increase in average borrowings of $45.5 million offset by a 13 basis point decrease in the rate paid on such borrowings.

2008 vs. 2007. Net interest income increased $3.0 million, or 16.0%, for 2008. The net interest margin was 2.59% for 2008 compared to 2.60% for 2007. The increase in net interest income was primarily attributable to an increase in the average balance of loans and mortgage related securities, a decrease in the average balance of taxable securities and a decrease in the cost of funds offset by an increase in the average balance of FHLB advances and a decrease in the yield on interest-earning assets.

Total interest income increased $4.8 million, or 11.8%, to $45.9 million for 2008, due primarily to a $5.6 million, or 22.3%, increase in interest and fees on loans and an increase of $5.0 million in interest on mortgage related securities, offset by a decrease of $4.0 million in other interest income and $2.0 million in interest on taxable investment securities. Interest income on loans increased due to an increase in the average balance of $114.7 million, offset by a 31 basis point decrease in the yield on loans from 6.25% to 5.94%, primarily due to the lower interest rate environment. Interest income on mortgage related securities increased due to an increase in the average balance of $98.8 million due to Fox Chase Bancorp’s leverage strategies. The decrease in income on taxable securities was due to a decrease in the average balance of $32.2 million and a decrease in the average yield of 103 basis points.

Total interest expense increased $1.8 million, or 8.1%, to $24.1 million for 2008, due primarily to a $3.0 million increase in interest expense on Federal Home Loan Bank advances and an $881,000 increase in interest expense on other borrowed funds, offset by a decrease of $2.1 million in interest expense on deposits. Interest expense on Federal Home Loan Bank advances and other borrowed funds increased primarily due to an increase in average borrowings of $112.4 million during 2008 as such borrowings were used to fund loan growth and leverage strategies throughout the year. This was offset by a 97 basis point decrease in the average rate paid on FHLB advances. The decreased deposit expense was due to a decrease in the average rate paid on total deposits of 41 basis points offset by an increase of $4.2 million in the average outstanding balance on interest bearing deposit accounts.

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

	Years Ended December 31,
	2009			2008			2007
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Interest-earning demand deposits	$50,506	$622	1.23%	$10,218	$131	1.28%	$81,864	$4,167	5.09%
Money market funds	27,564	183	0.67	16,892	536	3.17	806	40	4.96
Mortgage-related securities	352,542	14,654	4.16	246,811	12,356	5.01	147,978	7,329	4.95
Taxable securities	28,102	764	2.72	29,334	1,240	4.23	61,530	3,236	5.26
Nontaxable securities	12,082	482	3.99	15,350	613	3.99	24,023	924	3.85
Loans:
Residential loans	266,577	14,575	5.47	238,858	13,550	5.67	208,828	11,791	5.65
Commercial loans	285,460	15,882	5.49	203,391	13,048	6.31	113,822	8,800	7.63
Consumer loans	73,572	4,236	5.76	76,545	4,410	5.76	81,467	4,770	5.86

Total Loans	625,609	34,693	5.51	518,794	31,008	5.94	404,117	25,361	6.25
Allowance for loan losses	(7,311)			(3,857)			(3,056)

Net loans	618,298	34,693		514,937	31,008		401,061	25,361

Total interest-earning assets	1,089,094	51,398	4.67	833,542	45,884	5.45	717,262	41,057	5.68

Noninterest-earning assets	37,282			35,946			36,172

Total assets	$1,126,376			$869,488			$753,434

Liabilities and equity:
Interest-bearing liabilities:
NOW and money market deposit accounts	$189,946	2,874	1.51%	$109,499	2,307	2.11%	$81,943	1,997	2.44%
Savings accounts	51,350	90	0.17	52,748	158	0.30	59,160	424	0.72
Certificates of deposit	506,076	17,625	3.48	385,141	15,998	4.15	402,120	18,105	4.50

Total interest-bearing deposits	747,372	20,589	2.75	547,388	18,463	3.37	543,223	20,526	3.78
FHLB advances	144,224	5,311	3.63	122,145	4,635	3.73	34,422	1,642	4.70
Other borrowed funds—short term	284	2	0.69	—	—	0.00	—	—	0.00
Other borrowed funds—long term	50,000	1,733	3.42	26,863	963	3.53	2,222	82	3.62

Total borrowings	194,508	7,046	3.57	149,008	5,598	3.70	36,644	1,724	4.64

Total interest-bearing liabilities	941,880	27,635	2.92	696,396	24,061	3.44	579,867	22,250	3.83

Noninterest-bearing deposits	50,743			46,044			43,036
Other noninterest-bearing liabilities	8,665			5,462			4,983

Total liabilities	1,001,288			747,902			627,886

Retained earnings	120,619			121,852			126,257
Accumulated comprehensive income	4,469			(266)			(709)

Total stockholder’s equity	125,088			121,586			125,548

Total liabilities and stockholders’ equity	$1,126,376			$869,488			$753,434

Net interest income		$23,763			$21,823			$18,807

Interest rate spread			1.74%			2.01%			1.85%
Net interest margin			2.16%			2.59%			2.60%
Average interest-earning assets to average interest-bearing liabilities			115.63%			119.69%			123.69%

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

	Year Ended December 31, 2009 Compared to Year Ended December 31, 2008			Year Ended December 31, 2008 Compared to Year Ended December 31, 2007
	Increase (Decrease) Due to		Net	Increase (Decrease) Due to		Net
	Rate	Volume		Rate	Volume
	(In thousands)
Interest and dividend income:
Interest-earning demand deposits	$(27)	$518	$491	$(389)	$(3,647)	$(4,036)
Money market funds	(692)	339	(353)	(302)	798	496
Mortgage related securities	(2,995)	5,293	2,298	132	4,895	5,027
Taxable securities	(424)	(52)	(476)	(303)	(1,693)	(1,996)
Nontaxable securities	—	(131)	(131)	23	(334)	(311)
Loans:
Residential loans	(547)	1,572	1,025	63	1,696	1,759
Commercial loans	(2,432)	5,266	2,834	(2,677)	6,925	4,248
Consumer loans	(2)	(172)	(174)	(72)	(288)	(360)

Total loans	(2,981)	6,666	3,685	(2,686)	8,333	5,647

Total interest-earning assets	(7,119)	12,633	5,514	(3,525)	8,352	4,827

Interest Expense:
NOW and money market deposits	(1,128)	1,695	567	(362)	672	310
Savings accounts	(64)	(4)	(68)	(220)	(46)	(266)
Certificates of deposit	(3,396)	5,023	1,627	(1,343)	(764)	(2,107)

Total interest-bearing deposits	(4,588)	6,714	2,126	(1,925)	(138)	(2,063)

FHLB advances	(162)	838	676	(1,192)	4,185	2,993
Other borrowed funds—short term	—	2	2
Other borrowed funds—long term	(59)	829	770	(25)	906	881

Total borrowings	(221)	1,669	1,448	(1,217)	5,091	3,874

Total interest-bearing liabilities	(4,809)	8,383	3,574	(3,142)	4,953	1,811

Net change in net interest income	$(2,310)	$4,250	$1,940	$(383)	$3,399	$3,016

Provision for Loan Losses.

2009 vs. 2008. Fox Chase Bancorp recorded a provision for loan losses of $9.1 million in 2009 compared to $2.9 million in 2008. The increase in the provision was a result of: (1) charge-offs of $4.7 million, of which $4.4 million related to Fox Chase Bank’s commercial loan portfolio; (2) the establishment of specific reserves of $3.1 million on impaired commercial loans at December 31, 2009 based primarily on the decrease in the appraised value of the collateral supporting the loan; (3) the establishment of specific reserves of $1.2 million on impaired residential mortgages and consumer loans based primarily on the decrease in the appraised value of the collateral supporting the loan; (4) an increase in general reserves on construction and commercial loans, primarily related to downgrades in internal risk ratings on existing credits; and (5) an increase in general reserves on residential mortgages and consumer loans, due to the weakened economic conditions.

2008 vs. 2007. Fox Chase Bancorp recorded a provision for loan losses of $2.9 million in 2008 compared to $425,000 in 2007. The increase in the provision was a result of: (1) downgrades to existing credits, primarily in the residential real estate development portfolio; (2) increases to loss factors for classified loans and the construction loan portfolio, which were a result of the significant deterioration in the economic environment primarily during the fourth quarter of 2008; and (3) the establishment of a specific reserve of $624,000 related to a $3.5 million construction loan collateralized by a residential housing development located in southern New Jersey.

An analysis of the changes in the allowance for loan losses is presented under “—Risk Management—Analysis and Determination of the Allowance for Loan Losses.”

Noninterest Income. The following table shows the components of noninterest income for 2009, 2008 and 2007.

	Year Ended December 31,			$ Change	% Change	$ Change	% Change
	2009	2008	2007	2009/2008		2008/2007
	(Dollars in thousands)
Service charges and other fee income	$918	$748	$842	$170	22.7%	$(94)	(11.2)%
Net gain on sale of loans	3	10	78	(7)	(70.0)	(68)	(87.2)
Net gain on sale of premises and equipment	—	—	970	—	—	(970)	(100.0)
Impairment loss on real estate held for Investment	(150)	—	—	(150)	(100.0)	—	—
Income on bank-owned life insurance	453	452	438	1	0.2	14	3.2
Other	319	77	199	242	314.3	(122)	(61.3)

Total other-than-temporary impairment loss	(605)	—	—	(605)	(100.0)	—	—
Less: Portion of loss recognized in other comprehensive income (before taxes)	448	—	—	448	100.0	—	—

Net other-than-temporary impairment loss	(157)	—	—	(157)	(100.0)	—	—
Net gains on sale of investment securities	2,381	118	169	2,263	1,917.8	(51)	(30.2)

Net investment securities gains	2,224	118	169	2,106	1,784.7	(51)	(30.2)

Total noninterest Income	$3,767	$1,405	$2,696	$2,362	168.1%	$(1,291)	(47.9)%

2009 vs. 2008. Noninterest income increased $2.4 million for 2009. The increase for 2009 was primarily due to an increase of $2.3 million in gains on the sale of investment securities in 2009 offset by an other-than-temporary impairment loss on investment securities of $157,000 recorded in 2009. Other noninterest income increased by $242,000 for 2009 primarily due to earnings from Philadelphia Mortgage Advisors of $234,000, due to increased loan originations in the lower interest rate environment. Service charges and other fee income increased by $170,000 as Fox Chase Bank reduced the valuation allowance on its mortgage servicing rights by $48,000 compared to recording a valuation allowance of $133,000 for the same period in 2008. The reduced valuation allowance was primarily due to assumed slower mortgage prepayments. All the increases were offset by an impairment loss on real estate held for investment in the amount of $150,000 that was recorded in the fourth quarter of 2009 due to an updated valuation of the underlying real estate following the default of a prospective buyer.

2008 vs. 2007. Noninterest income decreased $1.3 million for 2008. The decrease for 2008 was primarily due to $970,000 of gains on the sales of properties in 2007, which included a gain on the sale of Fox Chase Bank’s operations center of $875,000 and a gain on sale of land of $97,000. Gains on sales of loans decreased by $68,000 in 2008 when compared with the 2007 levels as Fox Chase Bank discontinued selling a high volume of residential mortgages during the second quarter of 2007. Gains on sales of investments decreased $51,000 for

2008 as Fox Chase Bank sold fewer securities in 2008. Other noninterest income decreased by $122,000 for 2008, primarily as a result of Fox Chase Bank receiving a reduced rate on the funds held at a third party check processor as well as Fox Chase Bank discontinuing that relationship in the third quarter of 2008. Finally, for 2008, the reduction in service charges and other fee income was primarily a result of Fox Chase Bank recording a valuation allowance of $133,000 on its mortgage servicing rights, of which $102,000 was recorded in the three months ended December 31, 2008. This was due to a significant decrease in interest rates in the fourth quarter of 2008 for residential mortgages, resulting in assumed higher mortgage prepayments.

Noninterest Expense. The following table shows the components of noninterest expense and the percentage changes for 2009, 2008 and 2007.

	Year Ended December 31,			$ Change	% Change	$ Change	% Change
	2009	2008	2007	2009/2008		2008/2007
	(Dollars in thousands)
Salaries, benefits and other compensation	$11,503	$11,313	$9,949	$190	1.7%	$1,364	13.7%
Occupancy expense	1,825	1,879	1,828	(54)	(2.9)	51	2.8
Furniture and equipment expense	724	899	940	(175)	(19.5)	(41)	(4.4)
Data processing costs	1,518	1,610	1,537	(92)	(5.7)	73	4.7
Professional fees	1,107	1,124	1,846	(17)	(1.5)	(722)	(39.1)
Marketing expense	346	463	645	(117)	(25.3)	(182)	(28.2)
FDIC premiums	1,795	176	84	1,619	919.9	92	109.5
Other	1,515	1,484	1,859	31	2.1	(375)	(20.2)

Total Noninterest Expense	$20,333	$18,948	$18,688	$1,385	7.3%	$260	1.4%

2009 vs. 2008. In 2009, noninterest expense increased $1.4 million, or 7.3%. The increase in noninterest expense for 2009 was primarily a result of FDIC premiums increasing $1.6 million due to: (1) a one-time industry-wide FDIC special assessment of $536,000 assessed in the second quarter of 2009; (2) Fox Chase Bank’s FDIC insurance credit being fully utilized during the fourth quarter of 2008; and (3) an increase in both the average deposit balances and the FDIC premium rate. Salaries and benefits costs increased $190,000 associated with annual merit increases as well as the hiring of a new middle market lending team in the second quarter of 2009. These increases were offset by: (1) a decrease in furniture and equipment expense, primarily as a result of certain fixed assets becoming fully depreciated in 2009; (2) a decrease in marketing expense of $117,000 due to reduced promotional offers and advertising performed during 2009; and (3) a decrease in data processing costs due to reduced costs associated with a renegotiated contract with Fox Chase Bank’s data processing provider, which became effective in the first quarter of 2009.

2008 vs. 2007. In 2008, noninterest expense increased $260,000, or 1.4%. The increase in noninterest expense for 2008 was primarily a result of increased salaries and benefits costs of $1.4 million associated with awards granted under Fox Chase Bancorp’s 2007 Equity Incentive Plan, final distributions from Fox Chase Bancorp’s terminated pension plan, costs associated with the opening of Fox Chase Bank’s West Chester, Pennsylvania branch in October 2007 and the establishment of a regional lending group in Ocean City, New Jersey in March 2008, as well as annual merit increases. Additionally, FDIC premiums increased $92,000 as the FDIC one-time credit was fully utilized during 2008. These increases were offset by: (1) a decrease in professional fees of $722,000 due to lower levels of Sarbanes-Oxley (“SOX”) compliance expenses and audit related costs as 2007 was Fox Chase Bancorp’s initial year of SOX compliance, and lower levels of legal costs primarily due to legal fees paid in the first quarter of 2007 in relation to the litigation with Fox Chase Bank’s former Chief Executive Officer, which was settled in the fourth quarter of 2007; (2) a decrease in marketing expense of $182,000 due to reduced promotional offers and advertising; and (3) a decrease in other noninterest expense of $375,000 primarily due to Fox Chase Bancorp paying a settlement of $150,000 to its former Chief Executive Officer in the fourth quarter of 2007 and reductions in public company costs, insurance, and postage and freight as Fox Chase Bancorp continued its disciplined focus on reducing other expenses.

Income Taxes.

2009 vs. 2008. Income tax benefit for 2009 was $827,000 compared to income tax expense of $165,000 for 2008. The decrease in 2009 was primarily due to a $3.2 million decrease in pre-tax income. The effective tax rate for 2009 and 2008 was (44.6)% and 12.0%, respectively.

2008 vs. 2007. Income tax expense for 2008 was $165,000 compared to $460,000 for 2007. The decrease in 2008 was primarily due to a $1.0 million decrease in pre-tax income. The effective tax rate for 2008 and 2007 was 12.0% and 19.2%, respectively. The effective tax rate in 2008 was lower then the statutory federal tax rate of 34.0% primarily due to Fox Chase Bancorp having tax-exempt interest income of $613,000 and tax-exempt bank-owned life insurance income of $452,000.

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

Credit Risk Management. Our strategy for credit risk management focuses on having well-defined credit policies and uniform underwriting criteria and providing prompt attention to potential problem loans. Further, we have strengthened our oversight of problem assets through the formation of a special assets department in December 2009. The department, which in run by our chief operating officer and consists of three other loan and credit administration officers, increase the frequency with which classified and watch list credits are reviewed and aggressively act to resolve problem loans.

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

Real estate that we acquire as a result of foreclosure or by deed-in-lieu of foreclosure are classified as foreclosed assets until it is sold. When property is acquired, it is initially recorded at the lower of its cost or fair value, less estimate selling expenses. Holding costs and declines in fair value after acquisition of the property result in charges against income.

The following table provides information with respect to our nonperforming assets at the dates indicated. We had troubled debt restructurings totaling $1.2 million related to three residential mortgage loans as of December 31, 2009.

	At December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands)
Nonperforming loans:
One- to four-family real estate	$7,740	$1,503	$155	$284	$548
Multi-family and commercial real estate	4,738	685	105	—	2,972
Construction	15,739	3,495	—	—	—
Consumer	612	167	—	—	—
Commercial and industrial	250	—	—	—	—

Total	29,079	5,850	260	284	3,520

Accruing loans past due 90 days or more:
One- to four-family	—	—	559	—	—
Multi-family and commercial real estate	601	—	—	2,941	1,574

Total	601	—	559	2,941	1,574

Total of nonperforming loans and accruing loans 90 days or more past due	$29,680	$5,850	$819	$3,225	$5,094

Assets acquired through foreclosure	4,052	—	—	—	107

Total nonperforming assets	$33,732	$5,850	$819	$3,225	$5,201

Total nonperforming loans and accruing loans past due 90 days or more to total loans	4.62%	0.98%	0.18%	0.90%	1.36%
Total nonperforming loans to total assets	2.53	0.63	0.10	0.43	0.65
Total nonperforming assets to total assets	2.87	0.63	0.10	0.43	0.67

The following table sets forth our nonperforming loans and accruing loans past due 90 days or more by state (based on borrowers’ residence) at December 31, 2009.

	One-to four- family real estate		Multi family and commercial real estate		Construction		Consumer		Commercial And industrial		Total
	Number of Loans	Amount	Number of Loans	Amount	Number of Loans	Amount	Number of Loans	Amount	Number of Loans	Amount	Number of Loans	Amount
	(Dollars in thousands)
Pennsylvania	4	$713	2	$601	2	$1,894	2	$173	—	$—	10	$3,381
New Jersey	6	7,027	5	4,738	3	12,061	3	439	1	250	18	24,515
Delaware	—	—	—	—	1	1,784	—	—	—	—	1	1,784

Total	10	$7,740	7	$5,339	6	$15,739	5	$612	1	$250	29	$29,680

At December 31, 2009, nonperforming assets were comprised of the following:

•	Six construction loans for residential developments, the largest of which was a $7.1 million loan collateralized by a residential housing development in Cape May County, New Jersey. The five other nonaccrual construction loans totaled $8.6 million at December 31, 2009 and are collateralized by a condominium project located in Atlantic County, New Jersey, land associated with an apartment complex development located in Sussex County, Delaware, a residential home located in Atlantic County, New Jersey, a townhome project located in Montgomery County, Pennsylvania and a single family residential development in Montgomery County, Pennsylvania.

•	Five multi-family and commercial real estate loans, the largest of which was a $2.6 million loan secured by a self-storage facility located in Burlington County, New Jersey.

•	One commercial and industrial loan located in Atlantic County, New Jersey.

•	Ten one-to four-family loans, the largest of which is a $4.3 million loan secured by a residential home located in Somerset County, New Jersey.

•	Five consumer loans, each of which is secured by a second or third mortgage position.

•	Two commercial real estate loans past due more than 90 days. Both borrowers have continued to make interest payments on these loans. One loan for $560,000 was repaid in January 2010.

•

Three properties in assets acquired through foreclosure, consisting of a single family residential development located in Atlantic County, New Jersey with a book value of $2.1 million, a condominium project located in Philadelphia County, Pennsylvania with a book value of $1.7 million and a single family residential home in Atlantic County, New Jersey with a book value of $250,000.

For a discussion of the specific allowance related to these assets, see “Analysis and Determination of the Allowance for Loan Losses—Specific Allowance Required for Impaired Loans.”

Interest income that would have been recorded for 2009 had nonaccruing loans been current according to their original terms was approximately $1.6 million. Interest income included in net income for these loans for 2009 was $896,000.

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

The following table shows the aggregate amounts of our criticized and classified assets at the dates indicated.

	At December 31,
	2009	2008	2007
	(In thousands)
Special mention assets	$23,450	$22,472	$1,648
Substandard assets	41,494	8,800	559
Doubtful assets	—	200	—

Total criticized and classified assets	$64,944	$31,472	$2,207

At December 31, 2009, substandard assets were comprised of: (1) $29.1 million in nonperforming loans and $4.1 million of assets acquired through foreclosure identified in the nonperforming asset table; (2) $6.0 million related to three loans that are current on principal and interest payments but are classified due to weaknesses in each of the borrower’s underlying businesses; (3) $628,000 amortized cost of the private label residential mortgage related security that was classified as other-than-temporary impaired during the June 2009 quarter; and (4) $1.7 million in real estate held for investment.

At December 31, 2009, Fox Chase Bank had thirteen loans classified as special mention, which was comprised of two loans totaling $3.4 million for the construction of residential developments, eight multi-family and commercial real estate projects totaling $13.5 million and three commercial and industrial loans totaling $6.5 million.

Other than as disclosed in the above tables, there are no other loans at December 31, 2009 that management has serious doubts about the ability of the borrowers to comply with the present loan repayment terms.

Delinquencies. The following table provides information about delinquencies in our loan portfolio at the dates indicated.

	At December 31,
	2009		2008		2007
	30-59 Days Past Due	60-89 Days Past Due	30-59 Days Past Due	60-89 Days Past Due	30-59 Days Past Due	60-89 Days Past Due
	(In thousands)
One- to four-family real estate	$678	$—	$104	$92	$231	$15
Multi-family and commercial real estate	198	2,303	766	337	953	146
Consumer:
Home equity loans and lines of credit	393	3	63	83	—	53
Other	—	—	—	—	—	2

Total	$1,269	$2,306	$933	$512	$1,184	$216

At December 31, 2009, delinquent loans were comprised of nineteen different loan relationships. The largest relationship was a $2.3 million loan which was 60 days past its contractual maturity date, however the borrower has continued to make its normal monthly payments of principal and interest and the loan is expected to be renewed within the first quarter of 2010.

Analysis and Determination of the Allowance for Loan Losses. The allowance for loan losses is maintained at a level representing management’s best estimate of known and inherent losses in the loan portfolio, based upon management’s evaluation of the portfolio’s collectibility. We evaluate the need to establish allowances against losses on loans on a quarterly basis. When changes in the allowance are necessary, an adjustment is made. The adjustments to the allowance are made by management and presented to the Audit Committee of the Board of Directors.

Our methodology for assessing the appropriateness of the allowance for loan losses consists of a specific allowance on impaired loans and a general valuation allowance on the remainder of the loan portfolio. Although we determine the amount of each element of the allowance separately, the entire allowance for loan losses is available for the losses on entire portfolio.

Specific Allowance Required for Impaired Loans. An impaired loan is defined as a loan where it is considered probable that the borrower will not be able to make payments on the loan as contractually due. We establish a specific allowance on impaired loans based on management’s estimate of the discounted cash flows Fox Chase Bank expects to receive from the borrower. Alternatively, for collateral dependent loans, where repayment is expected to be received from the sale of the underlying collateral, we primarily utilize an appraisal of the underlying collateral to establish a specific reserve. Factors considered in evaluating impaired loans include: (1) the strength of the customer’s personal or business cash flows and personal guarantees; (2) the availability of other sources of repayment; (3) the amount due or past due; (4) the type and value of collateral; (5) the strength of our collateral position; (6) the estimated cost to sell the collateral; and (7) the borrower’s effort to cure the delinquency.

Management has recorded specific reserves of $4.3 million at December 31, 2009 relating to impaired loans. Such reserves are determined based on either (1) management’s estimate of discounted cash flows that Fox Chase Bank expects to receive over the life of the loan and construction, or (2) for collateral dependent loans, appraised value less costs to sell. Reserves relating to assets for impaired commercial and construction loans totaled $3.1 million, for impaired one-to four-family loans totaled $939,000 and for impaired consumer loans totaled $285,000.

General Valuation Allowance on the Remainder of the Loan Portfolio. We establish a general allowance for loans (1) that are classified but are not considered impaired and (2) that are not classified, to recognize the inherent losses associated with lending activities. This general valuation allowance is determined by segmenting the loan portfolio by loan category and assigning percentages, known as loss factors, to each category. The percentages are adjusted for significant factors that, in management’s judgment, affect the collectibility of the portfolio as of the evaluation date. These significant factors may include loss experience, trends and absolute levels of classified and criticized loans, trends and absolute levels in delinquent loans, trends in risk ratings, trends in industry charge-offs by particular segments and changes in existing general economic and business conditions affecting our lending areas and the national economy. These loss factors are subject to ongoing evaluation to ensure their relevance in the current economic environment. We perform this systematic analysis of the allowance on a quarterly basis.

For new commercial loan relationships originated in the last twelve months, management reviews and provides a loss factor for each individual commercial loan relationship. Generally, management believes the risk of default on recently underwritten loans is relatively low at the time of origination and increases with time, at some point moderating. This is supported by the concept that the fair value of the loan at inception approximates its book value. New commercial loans are reviewed on a quarterly basis, and loss reserve factors adjusted commensurate with assessed changes in the loan’s risk.

At December 31, 2009, our allowance for loan losses was $10.6 million, which represented 1.65% of total loans and 35.7% of nonperforming loans. At December 31, 2009 specific reserves for impaired loans was $4.3 million and the general valuation allowance for the loan portfolio was $6.3 million. At December 31, 2008, our allowance for loan losses was $6.3 million, which represented 1.05% of total loans and 107.0% of nonperforming loans. At December 31, 2008 specific reserves for impaired loans was $926,000 and the general valuation allowance for the loan portfolio was $5.3 million. At December 31, 2007, the allowance for loan losses was $3.4 million of which $139,000 was specific reserves for impaired loans and $3.2 million was a general valuation allowance.

The increase in general valuation allowance of $1.0 million during 2009 was primarily due to loan classification downgrades in our commercial loan portfolio related to the deterioration in the national and local economy, and the resulting negative impact on unemployment and real estate values in our geographic footprint of southern New Jersey and southeastern Pennsylvania. As loans are downgraded, the loss factors that are applied increase, resulting in an increase to the general reserve. During 2009, we also updated credit scores on our consumer portfolio and increased our general valuation allowance for consumer loans where the borrower’s FICO credit score was less than 660. The increase in general valuation allowance of $2.1 million during 2008 was primarily due to growth in the loan portfolio as well as increased of loss factors on the Fox Chase Bank’s construction loan portfolio due to deterioration in the national and local economy and the negative impact on the residential housing market.

The allowance for loan losses at December 31, 2009 and 2008 represent application of loan loss policies, which comply with U.S. generally accepted accounting principles and all regulatory guidance.

We identify loans that may need to be charged off as a loss by reviewing all nonperforming, delinquent and criticized loans which we have concerns about collectibility. A loan is charged off, when in our judgment, the loan or portion of a loan is considered uncollectible.

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.

	At December 31,
	2009		2008		2007		2006		2005
	Amount	% of Loans in Category to Total Loans	Amount	% of Loans in Category to Total Loans	Amount	% of Loans in Category to Total Loans	Amount	% of Loans in Category to Total Loans	Amount	% of Loans in Category to Total Loans
	(Dollars in thousands)
Real estate loans:
One- to four-family	$1,455	41.8%	$542	43.8%	$405	47.9%	$798	58.3%	$607	60.9%
Multi-family and commercial	3,476	32.4	2,220	26.2	1,245	16.9	784	12.4	2,544	8.8
Construction	3,782	6.4	2,449	10.9	872	10.3	318	3.2	4,640	8.3
Consumer loans:
Home equity	513	7.8	337	10.7	329	15.2	257	20.5	316	17.3
Home equity lines of credit	99	2.1	9	1.9	5	2.1	38	2.9	—	4.3
Other	95	0.9	24	0.2	29	0.2	40	0.4	46	0.4
Commercial and industrial	1,064	8.6	577	6.3	486	7.4	446	2.3	18	—
Unallocated	121	—	102	—	5	—	268	—	178	—

Total allowance for loan losses	$10,605	100.0%	$6,260	100.0%	$3,376	100.0%	$2,949	100.0%	$8,349	100.0%

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

Analysis of Loan Loss Experience. The following table sets forth an analysis of the allowance for loan losses for the years indicated.

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands)
Allowance at beginning of year	$6,260	$3,376	$2,949	$8,349	$14,391

Charge-offs:
Residential real estate	148	—	—	—	—
Multi-family and commercial real estate	2,990	—	—	—	—
Construction	1,257	—	—	—	—
Consumer	131	19	2	8	17
Commercial and industrial	181	—	—	—	—

Total charge-offs	4,707	19	2	8	17

Recoveries	—	3	4	2	—

Net charge offs (recoveries)	4,707	16	(2)	6	17
Provision (credit) for loan losses	9,052	2,900	425	(5,394)	(6,025)

Allowance at end of year	$10,605	$6,260	$3,376	$2,949	$8,349

Allowance for loan losses to nonperforming loans	35.7%	107.0%	412.2%	91.4%	163.9%
Allowance for loan losses to total loans at the end of the year	1.65	1.05	0.75	0.82	2.22
Net charge-offs to average loans outstanding during the year	0.75	—	—	—	—

Interest Rate Risk Management. We manage the interest rate sensitivity of our interest-bearing liabilities and interest-earning assets in an effort to minimize the adverse effects of changes in the interest rate environment. To reduce the volatility of our earnings, we have sought to improve the match between asset and liability maturities and rates, while maintaining an acceptable interest rate spread. Our strategy for managing interest rate risk generally is to emphasize the origination of shorter-term adjustable-rate loans, and to invest in securities that have adjustable-rates or shorter terms. Additionally, we have focused on increasing money market deposit accounts, which provide greater pricing flexibility, as well as making efforts to extend maturities on certificates of deposit and wholesale borrowings to better match longer-term fixed rate assets.

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

We currently do not participate in systemic hedging programs, interest rate swaps or other activities involving the use of derivative financial instruments, except that as of December 31, 2009, Fox Chase Bank had one interest rate swap in the notional amount of $1.2 million to hedge a 15-year fixed rate loan which was earning interest at 7.43%. Fox Chase Bank is receiving a variable rate payment of three-month LIBOR plus 2.24% and will pay fixed rate payments of 7.43%. The swap matures in April 2022 and had a market value loss position of $125,000 and $236,000 at December 31, 2009 and 2008, respectively.

Net Portfolio Value Analysis. We use a net portfolio value analysis prepared by the Office of Thrift Supervision and an internally prepared model to review our level of interest rate risk. Such analyses measure interest rate risk by computing changes in net portfolio value of our cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. Net portfolio value represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. These analyses assess the risk of loss in market risk-sensitive instruments in the event of a sudden and sustained 50 to 300 basis point increase or 50 and 100 basis point decrease in market interest rates with no effect given to any steps that we might take to counter the effect of that interest rate movement. Because of the low level of market interest rates, these analyses are not performed for decreases of more than 100 basis points. The internal model differs from that prepared by the Office of Thrift Supervision as it assumes: (1) slower prepayments for fixed-rate one-to four-family loans; and (2) a longer duration for transaction accounts. Notwithstanding the different assumptions, the two models do not produce materially different results.

The following table, which is based on information that we provide to the Office of Thrift Supervision, presents the change in the net portfolio value of Fox Chase Bank at September 30, 2009 (the latest date for which the information is available) that would occur in the event of an immediate change in interest rates based on Office of Thrift Supervision assumptions, with no effect given to any steps that we might take to counteract that change.

Basis Point (“bp”) Change in Rates	Net Portfolio Value			Net Portfolio Value as % of Portfolio Value of Assets
	Amount	Change	% Change	NPV Ratio	Change (bp)
	(Dollars in thousands)
300	$80,064	(45,613)	(36)%	6.84%	(333)
200	99,038	(26,640)	(21)	8.28	(189)
100	118,970	(6,707)	(5)	9.77	(40)
50	119,307	(6,370)	(5)	9.72	(45)
0	125,677			10.17
(50)	122,942	(2,735)	(2)	9.90	(27)
(100)	124,218	(1,459)	(1)	9.97	(20)

The decrease in our net portfolio value shown in the preceding table that would occur reflects: (1) that a substantial portion of our interest earning assets are fixed-rate residential loans and fixed rate investment securities; (2) the shorter duration of deposits, which reprice more frequently in response to changes in market interest rates; (3) the size of our mortgage related securities portfolio, which would provide less cash flows as interest rates increase; and (4) the significant amount of certificates of deposit maturing in 2010.

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

Liquidity Management. Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, wholesale borrowings, loan repayments and maturities and liquidation and sales of securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows, loan prepayments and sales of securities are greatly influenced by general interest rates, economic conditions and competition.

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

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. Cash and cash equivalents totaled $65.4 million at December 31, 2009. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $422.5 million at December 31, 2009. In addition, at December 31, 2009, we had the ability to borrow a total of approximately $333.2 million from the Federal Home Loan Bank of Pittsburgh, of which we had $137.2 million outstanding.

At December 31, 2009, we had $123.9 million in loan commitments outstanding, which consisted of $4.5 million of mortgage loan commitments, $23.6 million in home equity and consumer loan commitments, $95.5 million in commercial loan commitments and $254,000 standby letters of credit.

Certificates of deposit due within one year of December 31, 2009 totaled $339.2 million, representing 64.7% of certificates of deposit at December 31, 2009. At December 31, 2008, certificates of deposit due within one year totaled $200.2 million, representing 53.5% of certificates of deposit at December 31, 2008. The increase of in certificates of deposit due within one year of $139.0 million was primarily due to increased certificates of deposit obtained through a pricing promotion offered in March 2009. Of the certificates of deposit associated with this promotion, $25.7 million mature in the first quarter of 2010 and $130.6 mature in the third quarter of 2010. We believe the large percentage of certificates of deposit that mature within one year reflect customers’ hesitancy to invest their funds for long periods in the current low interest rate environment as well as the successful efforts of the March 2009 promotion. We are implementing marketing and pricing strategies that we believe will help retain a significant portion of these maturities. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2010.

The following table presents certain of our contractual obligations as of December 31, 2009.

	Payments Due by Period
	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
	(Dollars in thousands)
Contractual Obligations
Operating lease obligations (1)	$1,229	$494	$735	$—	$—
FHLB advances and other borrowings (2)	221,937	20,890	49,737	51,348	99,962
Other long-term obligations (3)	6,046	1,684	2,981	1,381	—

Total	$229,212	$23,068	$53,453	$52,729	$99,962

(1)	Represents lease obligations for Fox Chase Bank’s operations center, one commercial loan production office and equipment.

(footnotes continue on the following page)

(2)	Includes principal and projected interest payments.
(3)	Represents obligations to Fox Chase Bancorp’s third party data processing providers and other vendors. Fox Chase Bancorp renegotiated its third party data processing agreement during February 2009. The new agreement has a five-year term ending in 2013.

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

The following table presents our primary investing and financing activities during the periods indicated.

	Year Ended December 31,
	2009	2008
	(In thousands)
Investing activities:
Loan originations	$(211,062)	$(207,687)
Other decreases in loans	155,765	82,182
Purchase of loan participations	(127)	(19,335)
Security purchases	(313,473)	(163,303)
Security sales	77,531	94,449
Security maturities, calls and principal repayments	117,024	68,893
Financing activities:
Increases in deposits	249,805	22,912
Net (decrease) increase in FHLB advances	(9,214)	66,379
Increase in other borrowings	—	30,000
Purchase of treasury stock	(4,521)	(3,369)

Capital Management. We have managed our capital to maintain strong protection for depositors and creditors. We are subject to various regulatory capital requirements administered by the Office of Thrift Supervision, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2009, we exceeded all of our regulatory capital requirements. We are considered “well capitalized” under regulatory guidelines. See “Regulation and Supervision—Regulation of Federal Banking Regulation—Capital Requirements” and the notes to the consolidated financial statements included in this Report. In addition, due in part to its sufficient capital level, Fox Chase Bancorp did not participate in the U.S. Government sponsored Troubled Asset Relief Program (“TARP”).

Off-Balance Sheet Arrangements. In the normal course of operations, we engage in a variety of financial transactions that, in accordance with U.S. generally accepted accounting principles, are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments, letters of credit and lines of credit. For information about our loan commitments and unused lines of credit, see note 12 of the notes to the consolidated financial statements. We currently have one hedge of a fixed-rate fifteen year $1.2 million loan, which provides for Fox Chase Bank to receive variable rate funds and pay fixed rate funds. We currently have no additional plans to engage in hedging activities in the future.

For the years ended December 31, 2009 and 2008, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Impact of Recent Accounting Pronouncements

The information required by this item is included in Note 16 to the consolidated financial statements included in this annual report.

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

The information required by this item is incorporated herein by reference to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Interest Rate Risk Management.”

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

No change in the Company’s internal control over financial reporting occurred during the quarter ended December 31, 2009 that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, utilizing the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2009 is effective.

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

KPMG LLP, an independent registered public accounting firm, has audited the Company’s consolidated financial statements as of and for the year ended December 31, 2009, and the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, as stated in their reports, which are included herein.

/s/ Thomas M. Petro
Thomas M. Petro
President and Chief Executive Officer

/s/ Roger S. Deacon
Roger S. Deacon
Chief Financial Officer and Secretary

March 12, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Fox Chase Bancorp, Inc.:

We have audited Fox Chase Bancorp, Inc.’s (the Company) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Fox Chase Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of condition of the Fox Chase Bancorp, Inc., and subsidiary as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2009, and our report dated March 12, 2010 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Philadelphia, Pennsylvania
March 12, 2010

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors

The board of directors of Fox Chase Bancorp is comprised of eight persons who are elected for terms of three years, approximately one-third of whom will be elected annually. The directors of Fox Chase Bancorp are the same individuals that comprise the boards of directors of Fox Chase Bank. All of our directors are independent under the current listing standards of the Nasdaq Stock Market, except for Mr. Petro, who is President and Chief Executive Officer of Fox Chase Bancorp and Fox Chase Bank. Unless otherwise stated, each person has held his or her current occupation for the last five years. Ages presented are as of December 31, 2009.

The following directors have terms ending in 2010:

Richard M. Eisenstaedt has served as the President of the Eastern University Foundation and General Counsel for Eastern University since July 2004. Before joining Eastern University, Mr. Eisenstaedt retired as Vice President, General Counsel and Corporate Secretary for Triumph Group, Inc. (NYSE: TGI). Previously, he was General Counsel to Unisource Worldwide, Inc., a subsidiary of Alco Standard Corporation. Mr. Eisenstaedt graduated from Albany Law School and received a B.S. in Civil Engineering from Lehigh University. Age 64. Director since 2005.

As an attorney who previously served as general counsel to a corporation listed on the New York Stock Exchange, Mr. Eisenstaedt effectively provides the board with the leadership necessary to assess issues facing a public company. He also demonstrates a strong commitment to Fox Chase Bancorp’s local community in his role as President of the Eastern University Foundation.

Anthony A. Nichols, Sr. is Chairman Emeritus and Trustee of Brandywine Realty Trust (NYSE: BDN). Before working with Brandywine Realty Trust, Mr. Nichols founded The Nichols Company, a private real estate development company, through a corporate joint venture with Safeguard Scientifics, Inc. and was President and Chief Executive Officer. Previously, Mr. Nichols was Senior Vice President of Colonial Mortgage Service Company (now GMAC Mortgage Corporation) and President of Colonial Advisors. Mr. Nichols is a graduate of and currently serves as Vice Chairman and Trustee of St. Joseph’s University. Age 70. Director since 2005.

Mr. Nichols’ background provides the board of directors with critical experience in certain real estate matters, which are essential to the business of Fox Chase Bancorp. He also is a strong advocate of Fox Chase Bancorp through his extensive civic and community involvement, including his service as a Trustee of St. Joseph’s University.

The following directors have terms ending in 2011:

Thomas M. Petro has been President and Chief Executive Officer of Fox Chase Bank since June 2005. Before joining Fox Chase Bank, Mr. Petro led the turnaround, as President and Chief Executive Officer, of Northeast Pennsylvania Financial Corp. and its principal subsidiary, First Federal Bank in Hazelton, Pennsylvania. Before joining First Federal Bank, Mr. Petro was a principal with S.R. Snodgrass, LLC. Mr. Petro also served as Executive Vice President of the Bryn Mawr Trust Company, President of the Bryn Mawr Brokerage Company and Chairman of Bryn Mawr Asset Management. He began his banking career with Mellon Bank in Pittsburgh, Pennsylvania. Mr. Petro is a Trustee of Eastern University, St. David’s, Pennsylvania, and serves as the Chairman of the Finance Committee of the Board of Trustees. Mr. Petro is a graduate of Point Park College in Pittsburgh, Pennsylvania and holds both a B.S. Business Management and an A.S. Banking. Age 51. Director since 2005.

Mr. Petro’s extensive experience in the local banking industry and involvement in business and civic organizations in the communities in which Fox Chase Bank serves provides the board valuable insight regarding the business and operation of Fox Chase Bank. Mr. Petro’s knowledge of all aspects of Fox Chase Bancorp’s and Fox Chase Bank’s business, combined with his strategic vision, position him well to serve as our President and Chief Executive Officer.

Todd S. Benning is a founding shareholder of Dunlap & Associates, PC, a full-service certified public accounting firm located in Chalfont, Pennsylvania. He serves as the firm’s Director of Taxation and has over twenty-five years of experience in public accounting. Mr. Benning earned a Master of Taxation degree from Villanova University and is a graduate of Geneva College where he earned degrees in Accounting and Business Administration. Age 49. Director since 2005.

As a shareholder of a certified public accounting firm, Mr. Benning provides the board of directors with critical experience regarding accounting matters and small company management as a financial expert. He works extensively with companies within the region in which Fox Chase Bancorp conducts its business.

RoseAnn B. Rosenthal is President, Chief Executive Officer and a Director of Ben Franklin Technology Partners of Southeastern Pennsylvania, which invests and provides commercialization and business assistance to technology firms and start-up companies. Ms. Rosenthal has forty-one years of experience in business investment, regional planning and economic development. Before joining Ben Franklin Technology Partners, Ms. Rosenthal was Senior Vice President for Strategic Development at Philadelphia Industrial Development Corporation. Ms. Rosenthal received a B.A. from Temple University and in 2007, was awarded an Honorary Ph.D. in Humane Letters from Philadelphia University. Age 59. Director since 2008.

Ms. Rosenthal’s extensive experience with start-up companies and technology firms offers the board of directors substantial small company management experience, specifically within the region in which Fox Chase Bancorp conducts its business. Her involvement in local and governmental organizations has allowed Ms. Rosenthal to develop strong ties to the business community.

The following directors have terms ending in 2012:

Roger H. Ballou is President and Chief Executive Officer and a director of CDI Corporation (NYSE: CDI), a company that offers engineering, information technology and professional staffing solutions. Before joining CDI, Mr. Ballou served as Chairman and Chief Executive Officer of Global Vacation Group and as a senior advisor to Thayer Capital Partners. Previously, he was President and Chief Operating Officer of Alamo Rent-a-Car. For more than 16 years before joining Alamo, he held several positions with American Express, culminating in his appointment as President of the Travel Services Group. Mr. Ballou is a director of Alliance Data Systems (NYSE: ADS). Mr. Ballou received a B.S. in Economics from the University of Pennsylvania’s Wharton School and an M.B.A. from the Dartmouth College’s Amos Tuck School. Age 58. Director since 2005.

As the President and Chief Executive Officer of a corporation listed on the New York Stock Exchange, Mr. Ballou provides the board with extensive public company oversight and leadership experience. In addition, Mr. Ballou offers the board of directors significant business and management level experience including experience in the financial services industry.

Richard E. Bauer is a recently retired Senior Vice President of Columbian Financial Group of Binghamton, New York, a nationwide provider of life insurance products. Mr. Bauer previously served as Chairman and Chief Executive Officer of The Philanthropic Companies prior to its 2006 merger with Columbian Financial Group. Mr. Bauer has also served as an executive officer of several banking institutions, most notably Provident National Bank (now PNC Bank). He is currently a Board member of Columbian Financial Group and Alpha Tau Omega, a national collegiate fraternity. Mr. Bauer graduated from Muhlenberg College with a B.A. in Psychology. He is a graduate of the Stonier Graduate School of Banking and the Harvard Graduate School of Business Advanced Management Program. Age 66. Director since 2005.

Mr. Bauer’s insurance background provides the board of directors with substantial management and leadership experience with respect to an industry that complements the financial services provided by Fox Chase Bancorp. He also is a strong advocate of Fox Chase Bancorp through his civic and community involvement.

Peter A. Sears is a retired executive who held a variety of positions at SmithKline (currently GlaxoSmithKline—NYSE: GSK), including Assistant General Counsel, Assistant Secretary of the Corporation, General Manager of Japan and Korea Operations, Vice President for the Asia Pacific Region and Vice President of Corporate Development. He founded S.R. One Limited, SmithKline’s venture capital arm where he served as its President and the Corporation’s Vice President for Business Investments. Upon retirement, he served six years as visiting lecturer of Cornell University’s Johnson School of Management and subsequently was a consultant to Quaker BioVentures, a large Philadelphia-based venture capital group. Mr. Sears is a graduate of Colgate University and Harvard Law School. Age 71. Director since 2005.

As a former executive of a corporation listed on the New York Stock Exchange, Mr. Sears provides the board of directors with critical experience regarding public company oversight matters. In addition, Mr. Sears’ legal background and experience provides the Board with unique skills needed to guide Fox Chase Bancorp and its management effectively.

Executive Officers

Our executive officers are elected by the board of directors and serve at the board’s discretion. The following individuals currently serve as executive officers of Fox Chase Bancorp and Fox Chase Bank.

Name	Position
Thomas M. Petro	President and Chief Executive Officer of Fox Chase Bancorp, Inc., Fox Chase MHC and Fox Chase Bank

Jerry D. Holbrook	Executive Vice President, Chief Operating Officer and Secretary of Fox Chase Bancorp, Inc., Fox Chase MHC and Fox Chase Bank

Roger S. Deacon	Executive Vice President, Chief Financial Officer of Fox Chase Bancorp, Inc., Fox Chase MHC and Fox Chase Bank

Keiron G. Lynch	Executive Vice President and Chief Payments Officer of Fox Chase Bank

Michael S. Fitzgerald	Executive Vice President and Chief Lending Officer of Fox Chase Bank

Below is information regarding our executive officers who are not also directors. Unless otherwise stated, each executive officer has held his or her current position for at least the last five years. Ages presented are as of December 31, 2009.

Jerry D. Holbrook, CMA, has served as Executive Vice President and Chief Operating Officer since April 2008. From 2005 to March 2008, Mr. Holbrook served as Executive Vice President and Chief Financial Officer of Fox Chase Bancorp. From 2003 to 2005, Mr. Holbrook was Executive Vice President, Chief Financial Officer and Corporate Secretary for Northeast Pennsylvania Financial Corp. and its principal subsidiary First Federal Bank, a public thrift institution. Previously, Mr. Holbrook served as Chief Financial Officer for E-Duction, Inc., a financial services start-up. Previously, he was Senior Vice President of Finance at First USA Bank (now part of J.P. Morgan Chase) where he managed the asset/liability management committee and was responsible for securitization planning and debt issuances for a $70 billion credit card portfolio. He began his banking career with WSFS Financial Corp. where he served as Senior Vice President and Controller. Mr. Holbrook holds a B.S. in Accounting from the University of Kentucky. Age 54.

Roger S. Deacon, CPA, has served as Executive Vice President and Chief Financial Officer since April 2008. From July 2007 to March 2008, Mr. Deacon served as Executive Vice President and Chief Accounting Officer of Fox Chase Bancorp. From October 2005 to June 2007, Mr. Deacon was Senior Vice President and Chief Financial Officer for NOVA Financial Holdings, Inc., a privately held bank holding company, and its principal subsidiary NOVA Savings Bank. From January 2001 to September 2005, Mr. Deacon served as Chief Financial Officer for I4 Commerce, a privately held financial services company that provides services through its Bill Me Later product. Previously, he was Senior Vice President of Finance at First USA Bank (now part of J.P. Morgan Chase) where he was responsible for all financial planning for its credit card business, which grew from $2 billion to $70 billion in managed assets. He began his career with Price Waterhouse, where he served as an Audit Manager in their Financial Services Practice Group. Mr. Deacon holds a B.S. in Business Administration from Bucknell University, majoring in Accounting with a concentration in Finance. Age 46.

Keiron G. Lynch, CTP, has served as Executive Vice President and Chief Payments Officer since April 2008. From 2005 to March 2008, Mr. Lynch served as Executive Vice President and Chief Administrative Officer. From 1999 to 2005, Mr. Lynch was Vice President of Global Visa Commerce Product Development for Visa International. Previously, he was Director of Delivery for The Source2 Group, LLC, a joint venture between Mellon Bank and MCI Systemhouse that provided outsourced accounts payable and accounts receivables services to companies nationwide. Mr. Lynch held a number of leadership positions with Mellon Bank over 17 years culminating as Vice President and Director of New Product Development for Mellon Bank’s Global Cash Management division. Mr. Lynch holds a B.A. in Economics from Duke University. Age 52.

Michael S. Fitzgerald has served as Executive Vice President and Chief Lending Officer since November 2009. From June 2009 to October 2009 Mr. Fitzgerald served as Executive Vice President and Senior Lending Officer. From 1997 to May 2009, Mr. Fitzgerald worked for Sovereign Bank, located in Newtown, Pennsylvania, with his most recent position as Senior Vice President and Regional Executive Manager. During his tenure at Sovereign Bank, Mr, Fitzgerald was responsible for both lending and credit functions. Mr. Fitzgerald began his banking career at Meridian Bank in 1985. Mr. Fitzgerald holds a B.A. in Business Administration from Lycoming College. Age 46.

Audit Committee

The board of directors has a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended, consisting of Roger H. Ballou, Richard E. Bauer, Todd S. Benning and Anthony A. Nichols, Sr. All members of the Committee are independent in accordance with the listing standards of the Nasdaq Stock Market. The committee operates under a written charter that is approved by the board of directors. The Audit Committee assists the board of directors in its oversight of Fox Chase Bancorp’s accounting, auditing, internal control structure and financial reporting matters, the quality and integrity of Fox Chase Bancorp’s financial reports and Fox Chase Bancorp’s compliance with applicable laws and regulations. The Audit Committee is also responsible for engaging Fox Chase Bancorp’s independent registered public accounting firm and monitoring its conduct and independence. The Board of Directors has designated Todd S. Benning as an “audit committee financial expert” under the rules of the Securities and Exchange Commission. Mr. Benning is independent under the listing requirements of the Nasdaq Stock Market applicable to audit committee members.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires Fox Chase Bancorp’s executive officers and directors, and persons who own more than 10% of any registered class of Fox Chase Bancorp’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. These individuals are required by regulation to furnish Fox Chase Bancorp with copies of all Section 16(a) reports they file.

Based solely on its review of the copies of the reports it has received and written representations provided to Fox Chase Bancorp from the individuals required to file the reports, Fox Chase Bancorp believes that each of its executive officers and directors has complied with applicable reporting requirements for transactions in Company common stock during the fiscal year ended December 31, 2009.

Code of Ethics and Business Conduct

Fox Chase Bancorp has adopted a Code of Ethics and Business Conduct that is designed to ensure that Fox Chase Bancorp’s directors and employees meet the highest standards of ethical conduct. The Code of Ethics and Business Conduct, which applies to all employees and directors, addresses conflicts of interest, the treatment of confidential information, general employee conduct and compliance with applicable laws, rules and regulations. In addition, the Code of Ethics and Business Conduct is designed to deter wrongdoing and promote honest and ethical conduct, the avoidance of conflicts of interest, full and accurate disclosure and compliance with all applicable laws, rules and regulations. A copy of Fox Chase Bancorp’s Code of Ethics and Business Conduct is available to stockholders on the Governance Documents parties at the Investors Relations section of our website at www.foxcasebancorp.com.

ITEM 11.	EXECUTIVE COMPENSATION

Director Compensation

The following table provides information regarding the compensation received by individuals who served as non-employee directors of Fox Chase Bancorp during the year ended December 31, 2009. The table excludes perquisites, which did not exceed $10,000 in the aggregate for any director.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)(2)	Total ($)
Roger H. Ballou	$62,000	—	—	$62,000
Richard E. Bauer	54,000	—	—	54,000
Todd S. Benning	61,000	—	—	61,000
Richard M. Eisenstaedt	63,000	—	—	63,000
Anthony A. Nichols, Sr.	50,000	—	—	50,000
RoseAnn B. Rosenthal	44,500	—	—	44,500
Peter A. Sears	54,500	—	—	54,500

(1)	At December 31, 2009, the aggregate number of unvested restricted stock award shares held in trust was 4,800 for Ms. Rosenthal and 7,200 for each of Messrs. Ballou, Bauer, Benning, Eisenstaedt, Nichols and Sears.
(2)	The aggregate outstanding stock options at December 31, 2009 was 24,000 for each director, except for Ms. Rosenthal who held 12,000.

Cash Retainer and Meeting Fees for Non-Employee Directors. The following table sets forth the applicable retainers and fees that will be paid to our non-employee directors for their service on our Board of Directors during the year ending December 31, 2010.

Annual Retainer	$20,000
Annual Retainer for Audit Committee Chair	10,000
Annual Retainer for Chairman of Board	15,000
Annual Retainer for Compensation, Strategic Opportunities and Nominating and Governance Committee Chairs	4,000
Fee per Board Meeting Attended	1,500
Fee per Committee Meeting Attended	1,000

Compensation Discussion and Analysis

Our Philosophy on Executive Compensation

Our goal is to drive sustainable increases in the value of Fox Chase Bancorp and Fox Chase Bank by profitably serving an expanding base of satisfied clients. Our competitive advantage is the caliber of our people. It is people who deliver exceptional care to our clients and dynamically align business processes to deliver what clients care about most. Our people-driven strategy demands that we attract, develop and retain a highly competent team while aligning compensation with business results.

Within this context, the three major objectives for our executive compensation program are:

•	Alignment: Link executive compensation with increases in stockholder value and align stockholder and executive interests by requiring meaningful executive stock ownership levels.

•	Motivation: Motivate executives to be accountable for achievement of our strategic and financial objectives.

•	Retention and Attraction: Retain and attract senior executives, as well as other management.

To achieve these objectives, we have structured a compensation and benefit program that provides our named executive officers with the following:

•	Salary levels and merit salary increases that reflect position responsibilities, competitive market rates, strategic importance of the position and individual performance.

•

Annual cash incentive (i.e., bonus) payments that are based on Fox Chase Bancorp’s annual financial performance as defined by the Compensation Committee and approved by the Board and achievement of certain strategic non-financial performance objectives. The Board of Directors has complete discretion over the payment of such cash awards.

•

Long-term equity-based incentives that reward outstanding performance with incentives that focus our management team on creating stockholder value over the long term. By increasing the equity holdings of our named executive officers, we provide them with a continuing stake in our long-term success.

•

Benefit programs that provide our executives with access to health and welfare benefits. In addition, our named executive officers are eligible to participate in our 401(k) plan and employee stock ownership plan, along with our Equity Incentive Plan. Our benefit programs are designed to be competitive with our peers.

•	Employment Agreements that assure stability in management and provide change in control protection in a consolidating industry.

The various elements of the total compensation package for our named executive officers are designed to achieve different specific purposes, which are complementary, but include: motivating appropriate behavior; rewarding different aspects of performance or meeting corporate objectives; and attracting and retaining the talent needed to successfully lead Fox Chase Bancorp and maximize stockholder value.

Our executive compensation philosophy is implemented through compensation programs based on the following guiding principles:

•	Pay for Performance: The following key elements are ways we link pay to performance:

•	Emphasis on Motivation: Pay is used to motivate management to focus on key financial and strategic goals by providing pay for outstanding annual and long-term performance.

•	Performance Management: Performance assessment criteria for each executive are clearly communicated each year and are consistent with areas of performance identified by the Board.

•	Controllability: Financial performance measures that management has the ability to impact and influence are used in the annual incentive plan and the long-term incentive program.

•	Explicitness: Compensation opportunities and performance expectations are communicated to each executive. Goals and compensation are established in advance for all incentive plans.

•	Differentiation: Pay is managed to ensure that compensation varies to reflect different levels of performance.

•

Performance Measures and Measurement: Performance measurement is a critical component of our compensation philosophy. For annual incentive payments, financial and non-financial performance measures are used to vary pay for individual executives.

•	Financial Measures: The Board establishes financial objectives through both longer-term strategic plans and annual profit plans.

•	Individual Measures: Assessment versus pre-established individual performance expectations for:

•	Financial and strategic non-financial goals and objectives to drive earnings growth, value creation and execution;

•	Financial and operational controls that maintain prudent risk management practices; and

•	Goals and objectives to promote the development of human capital, instill our core values and create a results-oriented environment.

•	Competitive Framework: We compare our management compensation levels with industry specific compensation surveys and analyze the compensation paid to comparable executives for a selected peer group.

•

Pay Positioning: The total compensation (base salary, annual incentive, long-term incentives) and benefits package for our named executive officers is positioned around median competitive levels, taking into account the relative responsibilities of our named executive officers. Actual total compensation in any given year may be above or below the target level based on individual and corporate performance.

•

Decision-Making Authority: Decision-making for our compensation program is shared among the Board, the Compensation Committee, the chief executive officer and the human resources director. The Board approves compensation for the chief executive officer and the Compensation Committee approves compensation for senior executive officers, after reviewing recommendations provided by the chief executive officer and the human resources director.

•

Communication: Full communication of our compensation philosophy, annual and long-term incentive program design and the goal-setting process is necessary to achieve program objectives. Full communication before and during defined performance periods will:

•	Allow executives to understand how their performance will be evaluated and how their compensation will be determined;

•	Demonstrate the alignment between compensation and strategic business initiatives and creating stockholder value; and

•	Ensure accountability of all executives for individual and business performance.

The Role of the Compensation Committee in Determining Executive Compensation

Compensation for the named executive officers is determined under programs reviewed and approved by the Compensation Committee and verified by the Board of Directors. The Compensation Committee approves all executive officer salary adjustments and annual and long-term incentive award levels. With respect to the chief executive officer, in connection with his annual performance review, the Compensation Committee approves salary and annual and long-term incentive award levels, which are then ratified by the Board. The Committee also oversees Fox Chase Bancorp’s employee benefit plans and assesses executive performance results in determining awards under any other annual and long-term incentive plan. Additionally, the Compensation Committee approves executive employment or severance agreements, except for the chief executive officer, whose agreement is approved by the Board. Finally, the Compensation Committee reviews compensation arrangements for the non-management directors and makes recommendations to the full Board of Directors, as appropriate.

The Compensation Committee operates under a written charter that establishes the Compensation Committee’s responsibilities. The Compensation Committee and the Board of Directors review the Charter annually to ensure that the scope of the Charter is consistent with the Compensation Committee’s role. Under the Charter, the Compensation Committee is charged with general responsibility for the oversight and administration of our compensation program. The Charter also authorizes the Compensation Committee to engage consultants and other professionals without management approval to the extent deemed necessary to discharge its responsibilities.

Outside Consultants

In developing and monitoring our compensation programs in 2009, the Compensation Committee engaged Pearl Meyer and Partners, a national compensation consulting firm. Pearl Meyer and Partners assisted the Compensation Committee in establishing the 2009 Executive Incentive Compensation Plan and provided the Committee with a competitive assessment on overall senior management compensation. Pearl Meyer reported directly to the Committee.

Role of Management

The chief executive officer, in conjunction with representatives of the Compensation Committee and the human resources director, develops recommendations regarding the appropriate mix and level of compensation for our management team. The recommendations consider the objectives of our compensation philosophy and the range of compensation programs authorized by the Compensation Committee. The chief executive officer meets with the Compensation Committee to discuss the compensation recommendations for the named executive officers. The chief executive officer does not participate in Compensation Committee discussions relating to the determination of his compensation.

Our Peer Group

In 2009, Fox Chase Bancorp utilized the following peer group to review the levels of pay for its executive management team:

Abington Bancorp, Inc.	Parke Bancorp, Inc.
American Bank Incorporated	Peapack-Gladstone Financial Corporation
Bryn Mawr Bank Corporation	QNB Corp.
Cape Bancorp, Inc.	Republic First Bancorp, Inc.
DNB Financial Corporation	Royal Bancshares of Pennsylvania, Inc.
First Chester County Corporation	Roma Financial Corporation
First Keystone Financial, Inc.	TF Financial Corporation
Harleysville Savings Financial Corporation	Univest Corporation of Pennsylvania
Magyar Bancorp, Inc.	Unity Bancorp, Inc.
Malvern Federal Bancorp, Inc.	VIST Financial Corp.

The institutions were selected in consultation with Pearl Meyer because (1) they are primarily located in the Northeast and Mid-Atlantic Region of the U.S. and (2) have assets between $500 million and $2.1 billion.

Base Salaries

In general, Fox Chase Bancorp targets base salaries around the median competitive level relative to comparable positions in the peer group referenced above, taking into account the comparative responsibilities and performance of the executive officers involved. Where the responsibilities of executive positions at Fox Chase Bank are different from those typically found among other banks, or where executives are new to their responsibilities or play a particularly critical role at Fox Chase Bancorp, base salaries may be targeted above or below median competitive levels. Cash compensation survey data prepared by Pearl Meyer is used to assist the Committee in benchmarking base salaries for our named executive officers.

Annual Incentive Pay

Fox Chase Bank maintains an Executive Incentive Compensation Plan (the “EICP”) to reward participants with cash incentives upon the attainment of specific financial goals and individual performance goals as established each plan year by the Compensation Committee of the Board of Directors. Under the EICP, each participant has a target incentive opportunity based on competitive market practice for his role (see chart below for the 2009 cash incentive opportunities). Each incentive opportunity reflects a percentage of base salary and is determined on a basis that is consistent with competitive market practices. Actual awards may range from 0% of target (not achieving minimal performance) to 150% of target (for exceptional performance). For example, our President and Chief Executive Officer is eligible to receive a target cash incentive of 35% of his base salary, or $60,549, for the 2009 plan year if his performance measures are met. Incentives for all participants are based on a combination of the performance of Fox Chase Bancorp and individual performance (collectively the “Performance Measures”).

The cash incentive opportunities noted below are shown as a percentage of base salary. See “Summary Compensation Table” for the 2009 base salaries.

	2009 EICP Incentive Opportunities
Role	Below Threshold	Threshold (50% of Target)	Target (100%)	Stretch (1) (150% of Target)
Chief Executive Officer	0%	17.5%	35.0%	52.5%
Chief Operating Officer	0%	15.0%	30.0%	45.0%
Chief Financial Officer	0%	15.0%	30.0%	45.0%
Chief Lending Officer	0%	15.0%	30.0%	45.0%
Chief Payment Officer	0%	12.5%	25.0%	37.5%

(1)	To achieve stretch payouts, Fox Chase Bank must achieve the predefined threshold level of net income.

Fox Chase Bank Performance Measures

To focus all EICP participants on our overall success, each participant’s performance is measured relative to their contribution to the achievement of the Performance Measures. Management tracks the progress of such performance measures on a quarterly basis and shares the results with the Compensation Committee.

As noted in the chart below, the Long Term Value of the Performance Measure is completely discretionary. The Compensation Committee looks at the following factors to evaluate this performance measure:

1.	Making sound and prudent financial/strategic choices about capital deployment

2.	Hiring and retaining a motivated and efficient staff

3.	Building high quality earnings

4.	Making good judgments about risk and pricing of products.

The weight given to the achievement of the following Performance Measures is noted below, however, the Compensation Committee can use its discretion to determine whether full weight or partial weight should be given for the specific performance measures.

Performance Measure	2009 Performance Goals Threshold/Target/Stretch	CEO	COO	CFO	CLO	CPO
Long Term Value of Company	committee discretion	30%	20%	20%	10%	15%

Achieve Profit Plan Objectives		25%	20%	20%	30%	20%
Core Net Income	$2.3m / $2.9m / $3.19m
Increase Core Non-Interest Income	33.6%
Increase Core Non-Interest Expense	5.0%
Core ROA	0.29%
Core ROE	2.13%
Non-performing Loan to Loan Ratio	performance relative to peers

Drive Efficiency		15%	20%	30%
Efficiency ratio	78%
Revenue/Full Time Equivalent	$192m
Expense/Full Time Equivalent	$149m
Net Interest Margin	2.61%

Achieve Targeted Deposit Growth		15%	20%
Avg YTD Deposit Growth	$650m
Core Deposits/Total	38.9%
Middle Market Team Deposits & Fees	$8.3m deposits & $40k fees				20%

Achieve Targeted Loan Growth		15%
Commercial Real Estate Avg	$240.5mm
Commercial & Industrial Avg	$42.5mm
Comm’l Loans/Relationship Manager Avg	$28.3mm
Middle Market Team	$41.7mm				30%
Individual Measures	See below		20%	30%	10%	65%

Individual Performance Measures

In addition to the Fox Chase Bancorp Performance Measures above, each EICP participant has subjective individual performance measures that reflect required contributions specific to their functional area. The Compensation Committee, in its sole discretion, determines whether a participant has achieved his individual performance measures for the 2009 plan year.

The 2009 Individual Performance Measures are as follows:

Role	Individual Performance Measures
Chief Executive Officer	None

Chief Operating Officer	Loan Growth —Average Loans $646.2mm —Third Party Loan Review (satisfactory or better) —Commercial and industrial loan growth $7.6mm —Commercial real estate growth $44.2mm

Chief Financial Officer	Internal Controls —Material Weaknesses—none —Sum of Uncorrected Differences (1% of Net Income)

Chief Lending Officer	Integrate Middle Market Team Achieve Loan and Deposit Goals

Chief Payment Officer	Cash Management Development System Reconversion Deposit Growth —Average Deposits $12.2 mm —Calendar Yr. Deposits $22.5 mm —Cash Management Fees $110m

The following chart shows how each participant’s incentive opportunity is allocated based on the Compensation Committee’s evaluation of their contribution to the achievement of the Fox Chase Bancorp Performance Measures noted above and each participant’s Individual Performance Measures. The Compensation Committee has full discretion in determining the weight given to a specific Bank or Individual Performance Measure.

Position	Fox Chase Bancorp Performance Measures	Individual Performance Measures
Chief Executive Officer	100%	0%
Chief Operating Officer	80%	20%
Chief Financial Officer	70%	30%
Chief Lending Officer	90%	10%
Chief Payments Officer	35%	65%

2009 EICP Payouts

For the 2009 Plan Year, each of the noted participants received a threshold payout from the EICP. The following chart sets forth the actual cash incentives earned by each of the named executive officers.

Position	Actual Cash Incentive Earned
Chief Executive Officer	$30,274
Chief Operating Officer	18,793
Chief Financial Officer	16,795
Chief Lending Officer (partial year—pro rata)	5,972
Chief Payments Officer	12,295

Long-Term Equity-Based Incentives; Timing Issues

The Compensation Committee considers whether to make stock option grants and/or award other forms of equity on an annual basis. The Compensation Committee considers peer group data prepared by Pearl Meyer, as well as the recommendations of the chief executive officer and other executive officers with respect to awards contemplated for their subordinates.

The Compensation Committee’s process with respect to the determination of grant dates or the stock option exercise prices is made after carefully considering Fox Chase Bancorp’s timing of earnings releases and/or other material nonpublic information to ensure that there is no manipulation of the market to the executive’s benefit. The Compensation Committee’s decisions are reviewed and ratified by the full Board of Directors. Similarly, Fox Chase Bancorp never times the release of material nonpublic information to affect the value of executive compensation. In general, the release of such information reflects established timetables for the disclosure of material nonpublic information such as earnings reports or, with respect to other events reportable under federal securities laws, the applicable requirements of such laws with respect to timing of disclosure.

The Compensation Committee sets the exercise price of stock options solely by reference to the applicable provisions of the Equity Incentive Plan. Under the terms of the Equity Incentive Plan, options are granted at an exercise price equal to the closing sales price of our common stock on the NASDAQ Global Market on the date of grant.

Employment Agreements

We currently maintain employment agreements with all of our named executive officers that are consistent with the agreements provided to senior executive officers in Fox Chase Banking industry. Employment agreements assist us in attracting and retaining top executives in the industry. See “Employment Agreements” and “Potential Post-Termination Payments” for a description of the terms of the agreements and the termination benefits payable to each named executive officer.

Tax and Accounting Considerations

In consultation with our advisors, we evaluate the tax and accounting treatment of each of our compensation programs at the time of adoption and annually to ensure that we understand the financial impact of each program on Fox Chase Bancorp and its subsidiaries. Our analysis includes a review of recently adopted and pending changes in tax and accounting requirements.

Stock Ownership Guidelines

We maintain stock ownership guidelines for the named executive officers and members of our Board of Directors. The guidelines state that each non-employee member of the Board of Directors must obtain ownership levels in Fox Chase Bancorp equal to three times their annual retainer. Our chief executive officer is required to acquire stock ownership levels equal to four times his base salary. The remaining named executive officers must acquire stock ownership levels of two times their base salaries. These guidelines were approved in 2007 and all executives must achieve the necessary levels of stock ownership by December 31, 2012 or within five years of their hire. If ownership levels are not achieved, the Compensation Committee may elect to divert future cash compensation to some form of equity-based compensation.

Compensation for Named Executive Officers for the 2009 Fiscal Year

Chief Executive Officer Compensation. In determining Mr. Petro’s compensation, the Compensation Committee conducts a performance appraisal and measures Mr. Petro’s success based on his performance relative to the measures set forth in the Fox Chase Bancorp Executive Incentive Compensation Plan (“EICP”). The Compensation Committee determined that Mr. Petro exhibits strong leadership skills that enhance long-term stockholder value and that his efforts as our Chief Executive Officer have ensured that our systems are maintained to protect our assets, provide effective control over operations, and allow us to achieve future financial targets and further strengthen our management team. The Committee assesses Mr. Petro’s performance by completing an annual written performance review and Mr. Petro also completes a self-evaluation of his performance. The Compensation Committee Chairman and the Chairman of the Board then meet with Mr. Petro to discuss and review these written performance appraisals and to establish written goals and objectives for 2010.

The Compensation Committee targets overall cash compensation for our chief executive officer around the median of our peer group. In October 2009, Fox Chase Bank approved an increase in base pay for Mr. Petro after reviewing a peer group salary survey prepared by Pearl Meyer. See “Peer Group” for a list of the peer institutions used in the Pearl Meyer analysis. Fox Chase Bancorp increased Mr. Petro’s base salary to align his base pay with such median compensation levels of his peers. Effective January 1, 2010, Mr. Petro’s base salary was increased to $328,000. In addition, in February 2009, the Compensation Committee approved a stock option grant for Mr. Petro to purchase 11,300 shares of Company common stock at $8.79 per share. This option vests ratably over a five year period. Fox Chase Bank and Fox Chase Bancorp also renewed Mr. Petro’s employment agreement for an additional year to insure stability and continuity in management. We believe that Mr. Petro’s overall compensation structure is consistent with our peers and our objectives to reward, align, motivate and challenge Mr. Petro to continue to lead our company successfully during these difficult economic times.

Compensation for the Other Named Executive Officers. In determining compensation for Messrs. Holbrook, Deacon, Lynch and Fitzgerald, the Compensation Committee reviews the performance of each officer including the performance appraisals presented by the chief executive officer. Mr. Kowalek resigned in September 2009 and therefore, no performance review was necessary for Mr. Kowalek. Mr. Kowalek received a severance payment of $135,000 in connection with his resignation.

The Compensation Committee targets overall cash compensation for these executives around the median of our peer group depending on the officer’s level of experience and performance. In October 2009, Fox Chase Bank elected to increase Mr. Holbrook’s base salary to $224,000 and Mr. Deacon’s base salary to $175,000 to insure that the base pay levels for our chief operating officer and chief financial officer are competitive with our peers. The salary increases became effective January 1, 2010. The base pay increases were based on salary survey information provided by Pearl Meyer.

Fox Chase Bank and Fox Chase Bancorp also renewed the employment agreements for Messrs. Holbrook, Deacon and Lynch for an additional year. It is the practice of Fox Chase Bancorp and Fox Chase Bank to enter into employment agreements with its executive officers to ensure stability in management. Effective June 15, 2009, Mr. Fitzgerald was hired as the Senior Lending Officer for Fox Chase Bank. In connection with his hire, Mr. Fitzgerald received a restricted stock award for 7,333 shares of Fox Chase Bancorp, Inc. common stock which will vest ratably over a five year period. In addition, Fox Chase Bancorp and Fox Chase Bank entered into a three-year employment agreement with Mr. Fitzgerald effective October 1, 2009. On December 1, 2009, Mr. Fitzgerald assumed the position of Chief Lending Officer of Fox Chase Bank.

In February 2009, the Compensation Committee recommended and the Board approved equity awards for Mr. Deacon, Mr. Lynch, Mr. Kowalek and Mr. Holbrook under the 2007 Equity Incentive Plan. See “Grants of Plan Based Awards” for additional information on these equity awards. We believe that the overall compensation structure for our other named executive officers is consistent with our compensation objectives and that each named executive officer is compensated at a level commensurate with our peers based on targeted performances.

Executive Compensation

Summary Compensation Table. The following table provides information concerning total compensation earned or paid to Fox Chase Bancorp’s principal executive officer, principal financial officer and three other most highly compensated executives. These six officers are referred to as the “named executive officers” in this document.

Name and Principal Position	Year	Salary	Stock Awards (1)	Option Awards (2)	Non-Equity Incentive Plan Compensation (3)	All Other Compensation (4)		Total
Thomas M. Petro President and Chief Executive Officer	2009	$323,707	$—	$27,007	$30,274	$13,574		$394,562
	2008	285,081	—	—	—	19,509		304,590
	2007	276,539	606,620	442,000	—	14,803		1,339,962

Jerry D. Holbrook (5) Executive Vice President and Chief Operating Officer	2009	224,316	—	20,255	18,793	15,225		278,589
	2008	214,314	—	—	—	17,140		231,454
	2007	207,692	396,160	255,000	—	19,128		877,980

Roger S. Deacon (6) Executive Vice President and Chief Financial Officer	2009	177,514	50,103	46,545	16,795	12,837		303,794
	2008	169,683	70,566	30,140	—	13,622		284,011
	2007	76,788	65,094	37,400	—	6,449		185,731

Keiron G. Lynch Executive Vice President and Chief Payments Officer	2009	178,418	—	14,469	12,295	12,904		218,086
	2008	170,581	—	—	—	13,694		184,275
	2007	165,769	173,320	108,800	—	17,055		464,944

David C. Kowalek (7) Executive Vice President and Chief Credit Officer	2009	132,273	—	14,469	—	137,483	(8)	284,225
	2008	160,305	—	—	—	12,869		173,174
	2007	155,769	173,320	108,800	—	16,197		454,086

Michael S. Fitzgerald (9) Executive Vice President and Chief Lending Officer	2009	94,230	73,770	—	5,972	5,738		179,710

(1)	These amounts reflect the aggregate grant date fair value for outstanding restricted stock awards granted during the year indicated, computed in accordance with FASB ASC Topic 718. The amounts were calculated based on Fox Chase Bancorp’s stock price as of the date of grant, which was $8.79, $11.42 and $12.38 for Mr. Deacon, $12.38 for Messrs. Petro, Holbrook, Lynch and Kowalek and $10.06 for Mr. Fitzgerald. When shares become vested and are distributed from the trust in which they are held, the recipient will also receive an amount equal to accumulated cash and stock dividends (if any) paid with respect thereto, plus earnings thereon.
(2)	These amounts reflect the aggregate grant date fair value for outstanding stock option awards granted during the year indicated, computed in accordance with FASB ASC Topic 718. For information on the assumptions used to compute the fair value, see note 10 to the consolidated financial statements. The actual value, if any, realized by an executive officer from any option will depend on the extent to which the market value of the common stock exceeds the exercise price of the option on the date the option is exercised. Accordingly, there is no assurance that the value realized by an executive officer will be at or near the value estimated above.
(3)	Represents payments made pursuant to Fox Chase Bank’s Executive Incentive Compensation Plan. Awards earned during 2009 were paid on March 12, 2010.
(4)	Details of the amounts reported in the “All Other Compensation” column for 2009 are provided in the table below. The table excludes perquisites, which did not exceed $10,000 in the aggregate for each named executive officer.

	Mr. Petro	Mr. Holbrook	Mr. Deacon	Mr. Lynch	Mr. Kowalek	Mr. Fitzgerald
Employer contributions to 401(k) plan	$755	$3,488	$3,549	$3,568	$2,483	$807
Market value of ESOP contributions	12,819	11,737	9,288	9,336	—	4,931

(5)	On April 1, 2008, Mr. Holbrook was promoted from Executive Vice President and Chief Financial Officer of Fox Chase Bancorp and Fox Chase Bank to Executive Vice President and Chief Operating Officer of Fox Chase Bancorp and Fox Chase Bank.

(footnotes continue on the following page)

(6)	Mr. Deacon was employed by Fox Chase Bancorp and Fox Chase Bank as Chief Accounting Officer on June 29, 2007. Accordingly, no compensation information is available before that date. On April 1, 2008, Mr. Deacon was promoted from Chief Accounting Officer of Fox Chase Bancorp and Fox Chase Bank to Executive Vice President and Chief Financial Officer of Fox Chase Bancorp and Fox Chase Bank.
(7)	Mr. Kowalek resigned as Executive Vice President and Chief Credit Officer of Fox Chase Bancorp and Fox Chase Bank effective September 30, 2009.
(8)	Includes a $135,000 severance payment made to Mr. Kowalek in connection with his resignation as Executive Vice President and Chief Credit Officer of Fox Chase Bancorp and Fox Chase Bank effective September 30, 2009.
(9)	Mr. Fitzgerald was employed by Fox Chase Bancorp and Fox Chase Bank as Executive Vice President and Chief Lending Officer on June 15, 2009. Accordingly, no compensation information is available before that date.

Employment Agreements

Fox Chase Bancorp and Fox Chase Bank maintain an employment agreement with each of Thomas M. Petro, Jerry D. Holbrook, Roger S. Deacon, Keiron G. Lynch and Michael S. Fitzgerald. The employment agreements with Messrs. Petro, Holbrook and Lynch were entered into effective September 29, 2006 and had an initial term of three years. The employment agreement with Mr. Deacon was entered into effective October 1, 2008 and had an initial term of three years. The employment agreement with Mr. Fitzgerald was entered into on August 1, 2009 and renewed on October 1, 2009 and had an initial term of three years. On each anniversary of the date of the agreement, the Board of Directors may extend the agreement for an additional year, unless the executive elects not to extend the term. As a result of an extension approved by the Board of Directors, each executive’s employment agreement currently has a term through September 29, 2012. Among other things, the agreements provide for a minimum annual salary, participation in discretionary bonuses or other incentive compensation provided to senior management, and participation in stock benefit plans and other fringe benefits applicable to executive personnel.

See “Potential Post-Termination Benefits” for a discussion of the benefits and payments each executive may receive under his employment agreement upon his termination of employment.

Grants of Plan-Based Awards

The following table provides information concerning all stock and option awards granted to the named executive officers during the year ended December 31, 2009.

Name	Grant Date	Estimated possible payouts Under non-equity incentive plan awards (1)			Number of Shares of Stock or Units (2)	Number of Securities Underlying Options (2)	Exercise or Base Price of Option Awards	Grant Date Fair Value of Stock and Option Awards (3)
		Threshold	Target	Maximum
Thomas M. Petro	02/27/2009	$—	$—	$—	—	11,300	$8.79	$27,007
		55,295	110,590	165,886	—	—	—	—
Jerry D. Holbrook	02/27/2009	—	—	—	—	8,475	8.79	20,255
		32,401	64,802	97,023	—	—	—	—
Roger S. Deacon	02/27/2009	—	—	—	5,700	—	—	50,103
	02/27/2009	—	—	—	—	19,475	8.79	46,545
		25,641	51,282	76,923	—	—	—	—
Keiron G. Lynch	02/27/2009	—	—	—	—	6,054	8.79	14,469
		21,476	42,953	64,429	—	—	—	—
David C. Kowalek	02/27/2009	—	—	—	—	6,054	8.79	14,469
		16,534	33,068	49,602	—	—	—	—
Michael S. Fitzgerald	06/15/2009	—	—	—	7,333	—	—	73,770

(1)	These columns show the possible payouts for each named executive officer under Fox Chase Bank’s Executive Incentive Compensation Plan.
(2)	Vest in five equal annual installments beginning on the first anniversary of the date of grant.

(footnotes continue on the following page)

(3)	Sets forth the grant date fair value of stock and option awards computed in accordance with FASB ASC Topic 718. The grant date fair value of all stock awards is equal to the number of awards multiplied by the closing price for Fox Chase Bancorp’s common stock on the date of grant, which was $10.06 for Mr. Fitzgerald and $8.79 for all other named executive officers listed. The grant date fair value for option awards is equal to the number of options multiplied by a fair value of $2.39, which was computed using the Black-Scholes option pricing model. For information on the assumptions used to compute the fair value, see note 10 to the consolidated financial statements

Outstanding Equity Awards at Fiscal Year End

The following table provides information concerning unexercised options and stock awards that have not vested for each named executive officer outstanding as of December 31, 2009.

Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable (1)	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (1)	Market Value of Shares or Units of Stock That Have Not Vested (2)
Thomas M. Petro	52,000	78,000	$12.38	8/31/2017	29,400	$279,888
	—	11,300	8.79	2/27/2019	—	—
Jerry D. Holbrook	30,000	45,000	12.38	8/31/2017	19,200	182,784
	—	8,475	8.79	2/27/2019	—	—
Roger S. Deacon	4,400	6,600	12.38	8/31/2017	3,420	32,558
	2,200	8,800	11.42	3/03/2018	4,560	43,411
	—	19,475	8.79	2/27/2019	5,700	54,264
Keiron G. Lynch	12,800	19,200	12.38	8/31/2017	8,400	79,968
	—	6,054	8.79	2/27/2019	—	—
David C. Kowalek	—	—	—	—	—	—
Michael S. Fitzgerald	—	—	—	—	7,333	69,810

(1)	Vest in five equal annual installments beginning one year from the date of grant.
(2)	Based upon Fox Chase Bancorp’s closing stock price of $9.52 on December 31, 2009.

Stock Vested

The following table provides information concerning the vesting of stock awards for each named executive officer, on an aggregate basis, during the year ended December 31, 2009. No stock options were exercised during the year ended December 31, 2009.

	Stock Awards
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Thomas M. Petro	9,800	$93,786	(1)
Jerry D. Holbrook	6,400	61,248	(1)
Roger S. Deacon	1,140	10,909	(1)
	1,140	9,690	(2)
Keiron G. Lynch	2,800	26,796	(1)
David C. Kowalek	2,800	26,796	(1)
Michael S. Fitzgerald	—	—

(1)	Based upon Fox Chase Bancorp’s closing stock price of $9.57 on August 31, 2009.
(2)	Based upon Fox Chase Bancorp’s closing stock price of $8.50 on March 3, 2009.

Nonqualified Deferred Compensation

The following table provides information with respect to the 2009 accrued balances for each of the named executive officers who participate in the Fox Chase Bank Amended and Restated Executive Long-Term Incentive Plan. Messrs. Deacon and Fitzgerald do not participate in the plan. No employer contributions or employee distributions were made during the year ended December 31, 2009.

Aggregate Balance at Last Fiscal Year End (1)
Thomas M. Petro	$200,000
Jerry D. Holbrook	150,000
Keiron G. Lynch	70,000
David C. Kowalek	50,000

(1)	Includes amounts granted in 2006 under the Amended and Restated Fox Chase Bank Executive Long-Term Incentive Plan, which vest as described below.

Fox Chase Bank maintains the Fox Chase Bank Amended and Restated Executive Long-Term Incentive Plan to retain and attract key officers who contribute to the financial and business success of Fox Chase Bank. This program was replaced by the Equity Incentive Plan after Fox Chase Bancorp went public in 2006. Accordingly, no further awards have been granted. All of the awards vest over a five year period with 60% of the award vesting on the third anniversary of the plan year to which the award was granted, 80% on the fourth anniversary and 100% on the fifth anniversary. See “Potential Post-Termination Benefits” for a discussion of the payments each executive may receive under this plan upon the occurrence of certain events.

Potential Post-Termination Payments

Payments Made Upon Termination for Cause. If any of the named executive officers is terminated for cause, he will receive his base salary through the date of termination and may retain the rights to any vested benefits, subject to the terms of the plan or arrangement under which those benefits are provided.

Payments Made Upon an Event of Termination. The employment agreements define an “Event of Termination” as termination by Fox Chase Bank or Fox Chase Bancorp of an executive’s employment for reasons other than for cause or a change in control, or an executive’s voluntary resignation from Fox Chase Bank or Fox Chase Bancorp after specified circumstances set forth in the agreements that would constitute constructive termination. Upon the occurrence of an Event of Termination, the employment agreements provide that the executive or, if he dies, his beneficiary, would be entitled to receive his base salary and health and life insurance coverage for the remaining term of this agreement. In addition, the executive would be entitled to receive, for the remaining term of the agreement, all benefits he would have received during the remaining term of the agreement under any retirement program (tax-qualified or non-qualified) in which the executive participated before his termination of employment. Upon termination of the executive’s employment for reasons other than cause or a change in control, the executive must adhere to a one year non-competition restriction.

Payments Made Upon Disability. The employment agreements provide each executive with a disability benefit equal to two-thirds of the executive’s monthly rate of base salary as of his termination date. An executive will cease to receive disability payments upon the earlier of: (1) the date the executive returns to full-time employment; (2) death; or (3) attainment of age 65. In addition, during any period of an executive’s disability, the executive would continue to be covered, to the greatest extent possible, under all benefit plans in which the executive participated before his disability as if he were actively employed by us. Disability payments are reduced by any disability benefits paid to an executive under any policy or program maintained by Fox Chase Bank.

The vesting of awards under Fox Chase Bank’s Amended and Restated Executive Long-Term Incentive Plan accelerate if a participant is terminated due to disability.

Upon an executive’s termination due to disability, outstanding stock options granted pursuant to the Equity Incentive Plan vest and remain exercisable until the earlier of one year from the date of termination of employment due to disability or the expiration of the stock options. Restricted stock awards granted under the plan also vest upon the executive’s termination of employment due to disability.

Payments Made Upon Death. Under the employment agreements, the executive’s estate is entitled to receive any salary and bonus accrued but unpaid as of the date of the executive’s death. The agreement also provide that Fox Chase Bank will continue to provide the executive’s dependents with the medical insurance benefits existing on the date of the executive’s death for a period of six months.

The vesting of awards under Fox Chase Bank’s Amended and Restated Executive Long-Term Incentive Plan accelerate upon a participant’s death.

Upon an executive’s death, outstanding stock options granted pursuant to the Equity Incentive Plan vest and remain exercisable until the earlier of one year from the date the executive dies or the expiration of the stock options. Restricted stock awards granted to the executives under the plan also vest upon the executive’s death.

Payments Made Upon a Change in Control. Following a change in control of Fox Chase Bank or Fox Chase Bancorp, under the terms of the employment agreements, if an executive voluntarily terminates (upon circumstances discussed in the agreement) or involuntarily terminates employment, the executive or, if the executive dies, the executive’s beneficiary, would be entitled to receive a severance payment equal to the greater of: (1) the payments and benefits due for the remaining term of the agreement or (2) three times the executive’s average base salary for the three taxable years preceding a change in control or (3) three times the executive’s base salary (as defined in the agreement) for the most recent taxable year (or portion of the taxable year). Fox Chase Bank would also continue to pay or provide for life, medical and dental coverage for executive and his dependents for 36 months following his termination of employment.

Section 280G of the Internal Revenue Code provides that severance payments that equal or exceed three times an individual’s base amount are deemed to be “excess parachute payments” if they are contingent upon a change in control (the “Section 280G Limitation”). An individual’s base amount is equal to an average of the individual’s Form W-2 compensation for the five years preceding the year a change in control occurs (or such lesser number of years if the individual has not been employed for five years). Individuals receiving excess parachute payments are subject to a 20% excise tax on the amount of the payment in excess of the base amount, and the employer may not deduct such amount for federal tax purposes. The employments agreements limit payments made to the executives in connection with a change in control to amounts that will not exceed the Section 280G Limitation.

The vesting of awards under Fox Chase Bank’s Amended and Restated Executive Long-Term Incentive Plan accelerate upon a change in control of Fox Chase Bank.

Under the terms of our employee stock ownership plan, upon a change in control (as defined in the plan), the plan trustee will repay in full any outstanding acquisition loan. After repayment of the acquisition loan, all remaining shares of Fox Chase Bancorp common stock held in the loan suspense account, all other stock or securities, and any cash proceeds from the sale or other disposition of any shares of Fox Chase Bancorp common stock held in the loan suspense account will be allocated among the accounts of all participants in the plan who were employed on the date immediately preceding the effective date of the change in control. The allocations of shares or cash proceeds shall be credited to each eligible participant in proportion to the opening balances in their accounts as of the first day of the valuation period in which the change in control occurred. Payments under our employee stock ownership plan are not categorized as parachute payments and, therefore, do not count towards each executive’s Section 280G Limitation.

In the event of a change in control of Fox Chase Bancorp or Fox Chase Bank, outstanding stock options granted pursuant to the Equity Incentive Plan vest and, if the option holder is terminated other than for cause within 12 months of the change in control, will remain exercisable until the expiration date of the stock options. Restricted stock awards granted to the executives under the plan also vest upon a change in control. The value of the accelerated options and restricted stock grants count towards the executives’ Section 280G Limitations.

Potential Post-Termination Benefits Tables. The amount of compensation payable to each named executive officer upon termination for cause, termination upon an event of termination, change in control followed by termination of employment, disability, death and retirement is shown below. The amounts shown assume that such termination was effective as of December 31, 2009, and thus include amounts earned through such time and are estimates of the amounts that would be paid out to the executives upon their termination. The amounts do not include the executive’s account balances in Fox Chase Bank’s tax-qualified retirement plans to which each executive has a non-forfeitable interest. The amounts shown relating to unvested options and restricted stock awards are based on the fair market value of Fox Chase Bancorp’s common stock on December 31, 2009, which was $9.57. The actual amounts to be paid out can only be determined at the time of such executive’s separation from Fox Chase Bancorp.

The following table provides the amount of compensation payable to Mr. Petro for each of the situations listed below.

	Payments Due Upon
	Termination For Cause	Termination Following an Event of Termination (1)		Disability		Death	Retirement	Change in Control With Termination of Employment
Base salary	$—	$890,196		$2,949,105	(2)	$—	$—	$971,124
Bonuses	—	83,253		—		—	—	—
401(k) matching contribution and ESOP Benefit (4)	—	37,329	(3)	—		—	—	—
Health and welfare benefits	—	21,697		110,457	(5)	—	—	23,670	(6)
Income attributable to stock options	—	—		—		—	—	8,249	(7)
Income attributable to vesting of restricted stock	—	—		279,888		279,888	—	279,888
Income attributable to distribution under Long-Term Incentive Plan (8)	—	200,000		200,000		200,000	200,000	200,000

Total payment	$—	$1,232,475		$3,539,450		$479,888	$200,000	$1,482,931

(1)	An “Event of Termination” is defined as termination by Fox Chase Bancorp or Fox Chase Bank for any reason (other than cause) or voluntary termination by the executive following: (1) the non-renewal of the term of the executive’s employment agreement; (2) the failure to re-appoint the executive to his current office; (3) a material change to the executive’s functions or duties; (4) a material reduction in benefits; (5) the liquidation or dissolution of Fox Chase Bancorp or Bank; or (6) breach of the executive’s employment agreement.
(2)	Disability payment equals two-thirds of the executive’s monthly rate of base salary as of his termination date assuming coverage is continued until executive reaches 65 years of age.
(3)	Represents the value of the employee contributions the executive would have received under these plans for the remaining term of the agreement.
(4)	The amounts do not include the executive’s account balances in Fox Chase Bank’s tax-qualified retirement plans to which the executive has a non-forfeitable interest.
(5)	Under the terms of the executive’s employment agreement, he is entitled to continued life, medical, health and dental coverage for the period in which he receives disability payments. The amount shown reflects the value of coverage under Fox Chase Bank’s life, medical, health and dental insurance programs assuming disability payments are made until the executive reaches age 65.

(footnotes continue on the following page)

(6)	The value of coverage under Fox Chase Bank’s life, medical, health and dental insurance programs for a period of 36 months.
(7)	Assumes options are cashed out in connection with a change in control.
(8)	The Long-Term Incentive Plan provides that benefits are to be distributed upon separation of service for any reason other than a change in control. Participants in the plan are 100% vested in their plan benefits upon a change in control, death or disability.

The following table provides the amount of compensation payable to Mr. Holbrook for each of the situations listed below.

	Payments Due Upon
	Termination For Cause	Termination Following an Event of Termination (1)		Disability		Death	Retirement	Change in Control With Termination of Employment
Base salary	$—	$616,869		$1,642,674	(2)	$—	$—	$672,948
Bonuses	—	51,680		—		—	—	—
401(k) matching contribution and ESOP Benefit (4)	—	41,872	(3)	—		—	—	—
Health and welfare benefits	—	2,475		9,900	(5)	—	—	2,700	(6)
Income attributable to stock options	—	—		—		—	—	6,187	(7)
Income attributable to vesting of restricted stock	—	—		182,784		182,784	—	182,784
Income attributable to distribution under Long-Term Incentive Plan (8)	—	150,000		150,000		150,000	150,000	150,000

Total payment	$—	$862,896		$1,985,358		$332,784	$150,000	$1,014,619

(1)	An “Event of Termination” is defined as termination by Fox Chase Bancorp or Fox Chase Bank for any reason (other than cause) or voluntary termination by the executive following: (1) the non-renewal of the term of the executive’s employment agreement; (2) the failure to re-appoint the executive to his current office; (3) a material change to the executive’s functions or duties; (4) a material reduction in benefits; (5) the liquidation or dissolution of Fox Chase Bancorp or Bank; or (6) breach of the executive’s employment agreement.
(2)	Disability payment equals two-thirds of the executive’s monthly rate of base salary as of his termination date assuming coverage is continued until executive reaches 65 years of age.
(3)	Represents the value of the employer contributions the executive would have received under these plans for the remaining term of the agreement.
(4)	The amounts do not include the executive’s account balances in Fox Chase Bank’s tax-qualified retirement plans to which the executive has a non-forfeitable interest.
(5)	Under the terms of the executive’s employment agreement, he is entitled to continued life, medical, health and dental coverage for the period in which he receives disability payments. The amount shown reflects the value of coverage under Fox Chase Bank’s life insurance program assuming disability payments are made until the executive reaches age 65. Mr. Holbrook does not participate in the Bank’s health insurance plans.
(6)	The value of coverage under Fox Chase Bank’s life insurance program for a period of 36 months. Mr. Holbrook does not participate in the Bank’s health insurance plans.
(7)	Assumes options are cashed out in connection with a change in control.
(8)	The Long-Term Incentive Plan provides that benefits are to be distributed upon separation of service for any reason other than a change in control. Participants in the plan are 100% vested in their plan benefits upon a change in control, death or disability.

The following table provides the amount of compensation payable to Mr. Deacon for each of the situations listed below.

	Payments Due Upon
	Termination For Cause	Termination Following an Event of Termination (1)		Disability		Death	Retirement	Change in Control With Termination of Employment
Base salary	$—	$488,166		$2,254,677	(2)	$—	$—	$532,545
Bonuses	—	46,186		—		—	—	—
401(k) matching contribution and ESOP Benefit (4)	—	35,305	(3)	—		—	—	—
Health and welfare benefits	—	28,836		199,230	(5)	—	—	31,458	(6)
Income attributable to stock options	—	—		—		—	—	14,217	(7)
Income attributable to vesting of restricted stock	—	—		130,233		130,233	—	130,233

Total payment	$—	$598,493		$2,584,140		$130,233	$—	$708,453

(1)	An “Event of Termination” is defined as termination by Fox Chase Bancorp or Fox Chase Bank for any reason (other than cause) or voluntary termination by the executive following: (1) the non-renewal of the term of the executive’s employment agreement; (2) the failure to re-appoint the executive to his current office; (3) a material change to the executive’s functions or duties; (4) a material reduction in benefits; (5) the liquidation or dissolution of Fox Chase Bancorp or Bank; or (6) breach of the executive’s employment agreement.
(2)	Disability payment equals two-thirds of the executive’s monthly rate of base salary as of his termination date assuming coverage is continued until executive reaches 65 years of age.
(3)	Represents the value of employer contributions the executive would have received under those plans for the remaining term of the agreement.
(4)	The amounts do not include the executive’s account balances in Fox Chase Bank’s tax-qualified retirement plans to which the executive has a non-forfeitable interest.
(5)	Under the terms of the executive’s employment agreement, he is entitled to continued life, medical, health and dental coverage for the period in which he receives disability payments. The amount shown reflects the value of coverage under Fox Chase Bank’s life, medical, health and dental insurance programs assuming disability payments are made until the executive reaches age 65.
(6)	The value of coverage under Fox Chase Bank’s life, medical, health and dental insurance programs for a period of 36 months.
(7)	Assumes options are cashed out in connection with a change in control.

The following table provides the amount of compensation payable to Mr. Lynch for each of the situations listed below.

	Payments Due Upon
	Termination For Cause	Termination Following an Event of Termination (1)		Disability		Death	Retirement	Change in Control With Termination of Employment
Base salary	$—	$490,649		$1,489,027	(2)	$—	$—	$535,234	(2)
Bonuses	—	33,811		—		—	—	—
401(k) matching contribution and ESOP Benefit (4)	—	35,485	(3)	—		—	—	—
Health and welfare benefits	—	28,839		136,329	(5)	—	—	31,461	(6)
Income attributable to stock options	—	—		—		—	—	4,419	(7)
Income attributable to vesting of restricted stock	—	—		79,968		79,968	—	79,968
Income attributable to distribution under Long-Term Incentive Plan (8)	—	70,000		70,000		70,000	70,000	70,000

Total payment	$—	$658,784		$1,775,324		$149,968	$70,000	$721,102

(1)	An “Event of Termination” is defined as termination by Fox Chase Bancorp or Fox Chase Bank for any reason (other than cause) or voluntary termination by the executive following: (1) the non-renewal of the term of the executive’s employment agreement; (2) the failure to re-appoint the executive to his current office; (3) a material change to the executive’s functions or duties; (4) a material reduction in benefits; (5) the liquidation or dissolution of Fox Chase Bancorp or Bank; or (6) breach of the executive’s employment agreement.
(2)	Disability payment equals two-thirds of the executive’s monthly rate of base salary as of his termination date assuming coverage is continued until executive reaches 65 years of age.
(3)	Represents the value of employer contributions the executive would have received under these plans for the remaining term of the agreement.
(4)	The amounts do not include the executive’s account balances in Fox Chase Bank’s tax-qualified retirement plans to which the executive has a non-forfeitable interest.
(5)	Under the terms of the executive’s employment agreement, he is entitled to continued life, medical, health and dental coverage for the period in which he receives disability payments. The amount shown reflects the value of coverage under Fox Chase Bank’s life, medical, health and dental insurance programs assuming disability payments are made until the executive reaches age 65.
(6)	The value of coverage under Fox Chase Bank’s life, medical, health and dental insurance programs for a period of 36 months.
(7)	Assumes options are cashed out in connection with a change in control.
(8)	The Long-Term Incentive Plan provides that benefits are to be distributed upon separation of service for any reason other than a change in control. Participants in the plan are 100% vested in their plan benefits upon a change in control, death or disability.

The following table provides the amount of compensation payable to Mr. Fitzgerald for each of the situations listed below.

	Payments Due Upon
	Termination For Cause	Termination Following an Event of Termination (1)		Disability		Death	Retirement	Change in Control With Termination of Employment
Base salary	$—	$481,249		$2,254,677	(2)	$—	$—	$282,693	(2)
Bonuses	—	16,422		—		—	—	—
401(k) matching contribution and ESOP Benefit (4)	—	15,780	(3)	—		—	—	—
Health and welfare benefits	—	19,838		199,230	(5)	—	—	21,642	(6)
Income attributable to stock options	—	—		—		—	—	—
Income attributable to vesting of restricted stock	—	—		130,233		130,233	—	130,233

Total payment	$—	$533,289		$2,584,140		$130,233	$—	$434,568

(1)	An “Event of Termination” is defined as termination by Fox Chase Bancorp or Fox Chase Bank for any reason (other than cause) or voluntary termination by the executive following: (1) the non-renewal of the term of the executive’s employment agreement; (2) the failure to re-appoint the executive to his current office; (3) a material change to the executive’s functions or duties; (4) a material reduction in benefits; (5) the liquidation or dissolution of Fox Chase Bancorp or Bank; or (6) breach of the executive’s employment agreement.
(2)	Disability payment equals two-thirds of the executive’s monthly rate of base salary as of his termination date assuming coverage is continued until executive reaches 65 years of age.
(3)	Represents the value of employer contributions the executive would have received under these plans for the remaining term of the agreement.
(4)	The amounts do not include the executive’s account balances in Fox Chase Bank’s tax-qualified retirement plans to which the executive has a non-forfeitable interest.
(5)	Under the terms of the executive’s employment agreement, he is entitled to continued life, medical, health and dental coverage for the period in which he receives disability payments. The amount shown reflects the value of coverage under Fox Chase Bank’s life, medical, health and dental insurance programs assuming disability payments are made until the executive reaches age 65.
(6)	The value of coverage under Fox Chase Bank’s life, medical, health and dental insurance programs for a period of 36 months.
(7)	The amounts shown do not reflect a reduction for Mr. Fitzgerald’s 280 limit. See “Potential Post-Termination Payments—Payments Made Upon a Change in Control.”

Report Of The Compensation Committee

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis that is required by the rules established by the Securities and Exchange Commission. Based on such review and discussions, the Compensation Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this proxy statement/prospectus. See “Compensation Discussion and Analysis.”

Compensation Committee of the Board of Directors of

Fox Chase Bancorp, Inc.

Roger H. Ballou, Chairman

Richard E. Bauer

Todd S. Benning

Peter A. Sears

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

(a) – (b)

The following table provides information as of March 9, 2010 about the persons known to Fox Chase Bancorp to be the beneficial owners of more than 5% of our outstanding common stock. A person may be considered to beneficially own any shares of common stock over which he or she has, directly or indirectly, sole or shared voting or investing power.

Name and Address	Number of Shares Owned	Percent of Common Stock Outstanding (1)
Fox Chase MHC 4390 Davisville Road Hatboro, Pennsylvania 19040	8,148,915	59.9%

(1)	Based on 13,609,187 shares of Fox Chase Bancorp’s common stock outstanding and entitled to vote as of March 9, 2010.
(2)	The members of the board of directors of Fox Chase MHC also constitute the board of directors of Fox Chase Bancorp and Fox Chase Bank.

The following table provides information about the shares of Fox Chase Bancorp common stock that may be considered to be owned by each director and director nominee of Fox Chase Bancorp, each executive officer named in the summary compensation table and by all directors, director nominees and executive officers of Fox Chase Bancorp as a group as of March 9, 2010. A person may be considered to own any shares of common stock over which he or she has, directly or indirectly, sole or shared voting or investment power. Unless otherwise indicated, each of the named individuals has sole voting and investment power with respect to the shares shown. The number of shares beneficially owned by all directors and executive officers as a group totaled 4.2% of our common stock as of March 9, 2010. Each director, director nominee and named executive officer owned less than 1% of our outstanding common stock as of that date.

Name	Number of Shares Owned (1)		Number of Shares That May Be Acquired Within 60 Days By Exercising Options	Total
Directors:
Roger H. Ballou	32,771		9,600	42,371
Richard E. Bauer	14,350		9,600	23,950
Todd S. Benning	32,196	(2)	9,600	41,796
Richard M. Eisenstaedt	22,484		9,600	32,084
Anthony A. Nichols, Sr.	13,530	(3)	9,600	23,130
Thomas M. Petro	103,503		52,000	155,503
RoseAnn B. Rosenthal	6,000		4,800	10,800
Peter A. Sears	22,011		9,600	31,611

Named Executive Officers Who Are Not Also Directors:
Roger S. Deacon	48,653		6,600	55,253
Jerry D. Holbrook	81,353	(4)	30,000	111,353
Michael S. Fitzgerald	8,061		—	8,061
Keiron G. Lynch	25,267		12,800	38,067

All Executive Officers, Directors and Director Nominees as a Group (12 persons)	410,179		163,800	573,979

(footnotes appear on the following page)

(1)	This column includes the following:

	Shares of Unvested Restricted Stock Held in Trust Under the 2007 Equity Incentive Plan	Shares Held Under the Amended and Restated Fox Chase Bank Executive Long-Term Incentive Plan	Shares Allocated Under the Fox Chase Bank Employee Stock Ownership Plan
Mr. Ballou	7,200	—	—
Mr. Bauer	7,200	—	—
Mr. Benning	7,200	—	—
Mr. Eisenstaedt	7,200	—	—
Mr. Nichols.	7,200	—	—
Mr. Petro	29,400	15,512	5,300
Ms. Rosenthal	4,800	—	—
Mr. Sears	7,200	—	—
Mr. Deacon	13,680	—	2,349
Mr. Holbrook	19,200	11,634	5,100
Mr. Fitzgerald	7,333	—	518
Mr. Lynch	8,400	5,811	4,170
(2)	Includes 16,000 shares held by Mr. Benning as the trustee for the Dunlap & Associates PC Retirement Plan.
(3)	Includes 765 shares owned by Cymry Limited Partnership I.
(4)	Includes 6,724 shares held by Mr. Holbrook’s spouse and 10,783 shares held in trust for Mr. Holbrook’s children.

(c)	Changes in Control

Management of Fox Chase Bancorp knows of no arrangements, including any pledge by any person or securities of Fox Chase Bancorp, the operation of which may at a subsequent date result in a change in control of the registrant.

(d)	Equity Compensation Plan Information

The following table sets forth information about the Company common stock that may be issued upon the exercise of stock options, warrants and rights under all of the Company’s equity compensation plans as of December 31, 2009.)

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	634,705	$11.79	84,602
Equity compensation plans not approved by security holders	—	—

Total	634,705	$11.79	84,602

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Policies and Procedures for Approval of Related Persons Transactions

Fox Chase Bancorp maintains a Policy and Procedures Governing Related Persons Transactions, which is a written policy and set of procedures for the review and approval or ratification of transactions involving related persons. Under the policy, related persons consist of directors, director nominees, executive officers, persons or entities known to us to be the beneficial owner of more than five percent of any outstanding class of voting securities of Fox Chase Bancorp, or immediate family members or certain affiliated entities of any of the foregoing persons.

Transactions covered by the policy consist of any financial transaction, arrangement or relationship or series of similar transactions, arrangements or relationships, in which:

•	the aggregate amount involved will or may be expected to exceed $50,000 in any calendar year;

•	Fox Chase Bancorp is, will or may be expected to be a participant; and

•	any related person has or will have a direct or indirect material interest.

The policy excludes certain transactions, including:

•	any compensation paid to an executive officer of Fox Chase Bancorp if the Compensation Committee of the Board of Directors approved (or recommended that the Board approve) such compensation;

•	any compensation paid to a director of Fox Chase Bancorp if the Board or an authorized committee of the Board approved such compensation; and

•

any transaction with a related person involving consumer and investor financial products and services provided in the ordinary course of Fox Chase Bancorp business and on substantially the same terms as those prevailing at the time for comparable services provided to unrelated third parties or to Fox Chase Bancorp’s employees on a broad basis (and, in the case of loans, in compliance with the Sarbanes-Oxley Act of 2002).

Related person transactions will be approved or ratified by the Audit Committee. In determining whether to approve or ratify a related person transaction, the Audit Committee will consider all relevant factors, including:

•	whether the terms of the proposed transaction are at least as favorable to Fox Chase Bancorp as those that might be achieved with an unaffiliated third party;

•	the size of the transaction and the amount of consideration payable to the related person;

•	the nature of the interest of the related person;

•	whether the transaction may involve a conflict of interest; and

•	whether the transaction involves the provision of goods and services to Fox Chase Bancorp that are available from unaffiliated third parties.

A member of the Audit Committee who has an interest in the transaction will abstain from voting on the approval of the transaction but may, if so requested by the Chair of the Audit Committee, participate in some or all of the discussion relating to the transaction.

Transactions with Related Persons

The Sarbanes-Oxley Act of 2002 generally prohibits loans by Fox Chase Bancorp to its executive officers and directors. However, the Sarbanes-Oxley Act contains a specific exemption from such prohibition for loans by Fox Chase Bank to its executive officers and directors in compliance with federal banking regulations. Federal regulations require that all loans or extensions of credit to executive officers and directors of insured financial institutions must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and must not involve more than the normal risk of repayment or present other unfavorable features. Fox Chase Bank is therefore prohibited from making any new loans or extensions of credit to executive officers and directors at different rates or terms than those offered to the general public. Notwithstanding this rule, federal regulations permit Fox Chase Bank to make loans to executive officers and directors at reduced interest rates if the loan is made under a benefit program generally available to all other employees and does not give preference to any executive officer or director over any other employee, although Fox Chase Bank does not currently have such a program in place.

Pursuant to Fox Chase Bancorp’s Audit Committee Charter, the Audit Committee periodically reviews, no less frequently than quarterly, a summary of Fox Chase Bancorp’s transactions with directors and executive officers of Fox Chase Bancorp and with firms that employ directors, as well as any other related person transactions, to recommend to the disinterested members of the Board of Directors that the transactions are fair, reasonable and within Fox Chase Bancorp policy and should be ratified and approved. Also, in accordance with banking regulations and its policy, the board of directors reviews all loans made to a director or executive officer in an amount that, when aggregated with the amount of all other loans to such person and his or her related interests, exceed the greater of $25,000 or 5% of Fox Chase Bancorp’s capital and surplus (up to a maximum of $500,000) and such loan must be approved in advance by a majority of the disinterested members of the Board of Directors. Additionally, pursuant to Fox Chase Bancorp’s Code of Ethics and Business Conduct, all executive officers and directors of Fox Chase Bancorp must disclose any existing or potential conflicts of interest to the President and Chief Executive Officer of Fox Chase Bancorp. Such potential conflicts of interest include, but are not limited to, the following: (1) Fox Chase Bancorp conducting business with or competing against an organization in which a family member of an executive officer or director has an ownership or employment interest and (2) the ownership of more than 5% of the outstanding securities or 5% of total assets of any business entity that does business with or is in competition with Fox Chase Bancorp.

Director Independence

Fox Chase Bancorp’s board of directors consists of eight members, all of whom are independent under the listing requirements of the Nasdaq Stock Market, except for Thomas M. Petro, who is President and Chief Executive Officer of Fox Chase Bancorp and Fox Chase Bank.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The following table sets forth the fees billed to Fox Chase Bancorp for the fiscal years ended December 31, 2009 and 2008 by KPMG LLP.

	2009	2008
Audit Fees (1)	$384,000	$433,000
Audit Related Fees	—	—
Tax Fees (2)	33,500	34,500
All Other Fees	—	—

(1)	Includes professional services rendered for the audit of Fox Chase Bancorp’s annual consolidated financial statements and review of consolidated financial statements included in Forms 10-Q, or services normally provided in connection with statutory and regulatory filings (i.e., attest services required by FDICIA or Section 404 of the Sarbanes-Oxley Act), including out-of-pocket expenses.
(2)	Represents services rendered for tax compliance, tax advice and tax planning, including the preparation of the annual tax returns and quarterly tax payments

Policy on Pre-Approval of Audit and Permissible Non-Audit Services

The Audit Committee is responsible for appointing, setting the compensation and overseeing the work of the independent registered public accounting firm. In accordance with its charter, the Audit Committee approves, in advance, all audit and permissible non-audit services to be performed by the independent registered public accounting firm. Such approval process ensures that the independent registered public accounting firm does not provide any non-audit services to Fox Chase Bancorp that are prohibited by law or regulation.

In addition, the Audit Committee has established a policy regarding pre-approval of all audit and permissible non-audit services provided by the independent registered public accounting firm. Requests for services by the independent registered public accounting firm for compliance with the auditor services policy must be specific as to the particular services to be provided. The request may be made with respect to either specific services or a type of service for predictable or recurring services. During the year ended December 31, 2009, all services were approved, in advance, by the Audit Committee in compliance with these procedures.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)	The financial statements required in response to this item are incorporated by reference from Item 8 of this Report.

(2)	All financial statement schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(3)	Exhibits

Exhibit No	Description	Incorporated by Reference to
1.1	Engagement Letter by and between Fox Chase MHC, Fox Chase Bancorp, Inc., Fox Chase Bank and Stifel, Nicolaus & Company, Incorporated as marketing agent
1.2	Engagement Letter by and between Fox Chase MHC, Fox Chase Bancorp, Inc., Fox Chase Bank and Stifel, Nicolaus & Company, Incorporated as records management agent
2.0	Plan of Conversion and Reorganization	Form 8-K as filed on March 10, 2010
3.1	Charter of Fox Chase Bancorp, Inc.	Form S-1 (Registration No. 333-134160), as amended, as filed on May 16, 2006
3.2	Bylaws of Fox Chase Bancorp, Inc.	Form 8-K as filed on March 10, 2010
4.1	Stock Certificate of Fox Chase Bancorp, Inc.	Form S-1 (Registration No. 333-134160), as amended, as filed on May 16, 2006
10.1	*Form of Fox Chase Bank Employee Stock Ownership Plan and Trust Agreement	Form S-1 (Registration No. 333-134160), as amended, as filed on May 16, 2006
10.2	*Fox Chase Bank 401(k) Profit-Sharing Plan and Trust	Form S-1 (Registration No. 333-134160), as amended, as filed on May 16, 2006
10.3	*Employment Agreement between Thomas M. Petro, Fox Chase Bancorp, Inc. and Fox Chase Bank, as amended and restated	Form 10-K for the year ended December 31, 2008 as filed on March 12, 2009
10.4	*Employment Agreement between Jerry D. Holbrook, Fox Chase Bancorp, Inc. and Fox Chase Bank, as amended and restated	Form 10-K for the year ended December 31, 2008 as filed on March 12, 2009
10.5	*Employment Agreement between Keiron G. Lynch, Fox Chase Bancorp, Inc. and Fox Chase Bank, as amended and restated	Form 10-K for the year ended December 31, 2008 as filed on March 12, 2009
10.6	*Employment Agreement between Roger S. Deacon, Fox Chase Bancorp, Inc. and Fox Chase Bank	Form 10-K for the year ended December 31, 2008 as filed on March 12, 2009
10.7	*Employment Agreement between Michael S. Fitzgerald, Fox Chase Bancorp, Inc. and Fox Chase Bank	Form 10-Q for the quarter ended September 30, 2009 as filed on November 6, 2009

10.8	*Fox Chase Bank Executive Long-Term Incentive Plan	Form S-1 (Registration No. 333-134160), as amended, as filed on May 16, 2006
10.9	*Fox Chase Bank Employee Severance Compensation Plan, as amended and restated	Form S-1 (Registration No. 333-134160), as amended, as filed on May 16, 2006
10.10	*Fox Chase Bancorp, Inc. 2007 Equity Incentive Plan	Definitive Proxy Statement as filed on April 12, 2007
10.11	*Fox Chase Bancorp, Inc. Executive Incentive Compensation Plan
21.0	List of Subsidiaries
23.1	Consent of KPMG LLP
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32	Section 1350 Certification of Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer

*	Management contract or compensatory plan or arrangement

*  *  *  *

1

FOX CHASE BANCORP, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Fox Chase Bancorp, Inc.:

We have audited the accompanying consolidated statements of condition of Fox Chase Bancorp, Inc. and subsidiary (the Company) as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fox Chase Bancorp, Inc. and subsidiary as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for other-than-temporary impairments of debt securities due to the adoption of FASB Staff Position No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” (included in FASB ASC Topic 320, Investments—Debt and Equity Securities), as of April 1, 2009.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Fox Chase Bancorp, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 12, 2010 expressed an unqualified opinion on the effectiveness of Fox Chase Bancorp, Inc.’s internal control over financial reporting.

/s/ KPMG LLP

Philadelphia, Pennsylvania

March 12, 2010

FOX CHASE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CONDITION (IN THOUSANDS, EXCEPT SHARE DATA)

	December 31,
	2009	2008
ASSETS
Cash and due from banks	$44	$642
Interest-earning demand deposits in other banks	65,374	3,302

Total cash and cash equivalents	65,418	3,944
Investment securities available-for-sale	19,548	25,041
Mortgage related securities available-for-sale	402,919	269,682
Loans, net of allowance for loan losses of $10,605 at December 31, 2009 and $6,260 at December 31, 2008	631,296	588,975
Federal Home Loan Bank stock, at cost	10,435	9,707
Assets acquired through foreclosure	4,052	—
Bank-owned life insurance	12,667	12,214
Premises and equipment	11,137	11,748
Real estate held for investment	1,730	1,957
Accrued interest receivable	4,467	3,721
Mortgage servicing rights, net	683	827
Deferred tax asset, net	1,467	1,869
Other assets	7,999	1,585

Total Assets	$1,173,818	$931,270

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits	$858,277	$608,472
Federal Home Loan Bank advances	137,165	146,379
Other borrowed funds	50,000	50,000
Advances from borrowers for taxes and insurance	2,119	2,589
Accrued interest payable	696	727
Accrued expenses and other liabilities	1,927	1,883

Total Liabilities	1,050,184	810,050

STOCKHOLDERS’ EQUITY
Preferred stock ($.01 par value; 1,000,000 shares authorized, none issued and outstanding at December 31, 2009 and 2008)	—	—
Common stock ($.01 par value; 35,000,000 shares authorized, 14,679,750 shares issued and 13,609,187 shares outstanding at December 31, 2009 and 14,679,750 shares issued and 14,066,559 shares outstanding at December 31, 2008)	147	147
Additional paid-in capital	64,016	63,516
Treasury stock, at cost (1,070,563 shares at December 31, 2009 and 613,191 shares at December 31, 2008)	(11,814)	(7,293)
Common stock acquired by benefit plans	(6,862)	(7,819)
Retained earnings	71,604	72,664
Accumulated other comprehensive income, net	6,543	5

Total Stockholders’ Equity	123,634	121,220

Total Liabilities and Stockholders’ Equity	$1,173,818	$931,270

The accompanying notes are an integral part of these consolidated financial statements.

FOX CHASE BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (IN THOUSANDS, EXCEPT PER SHARE DATA)

	Years Ended December 31,
	2009	2008	2007
INTEREST INCOME
Interest and fees on loans	$34,693	$31,008	$25,361
Interest on money market funds	183	536	40
Interest on mortgage related securities available-for-sale	14,654	12,356	7,329
Interest on investment securities available-for-sale
Taxable	763	994	2,987
Nontaxable	482	613	924
Dividend income	1	246	249
Other interest income	622	131	4,167

Total Interest Income	51,398	45,884	41,057

INTEREST EXPENSE
Deposits	20,589	18,463	20,526
Federal Home Loan Bank advances	5,311	4,635	1,642
Other borrowed funds	1,735	963	82

Total Interest Expense	27,635	24,061	22,250

Net Interest Income	23,763	21,823	18,807
Provision for loan losses	9,052	2,900	425

Net Interest Income after Provision for Loan Losses	14,711	18,923	18,382

NONINTEREST INCOME
Service charges and other fee income	918	748	842
Net gain on sale of loans	3	10	78
Net gain on sale of premises and equipment	—	—	970
Impairment loss on real estate held for investment	(150)	—	—
Income on bank-owned life insurance	453	452	438
Other	319	77	199

Total other-than-temporary impairment loss	(605)	—	—
Less: Portion of loss recognized in other comprehensive income (before taxes)	448	—	—

Net other-than-temporary impairment loss	(157)	—	—
Net gains on sale of investment securities	2,381	118	169

Net investment securities gains	2,224	118	169

Total Noninterest Income	3,767	1,405	2,696

NONINTEREST EXPENSE
Salaries, benefits and other compensation	11,503	11,313	9,949
Occupancy expense	1,825	1,879	1,828
Furniture and equipment expense	724	899	940
Data processing costs	1,518	1,610	1,537
Professional fees	1,107	1,124	1,846
Marketing expense	346	463	645
FDIC premiums	1,795	176	84
Other	1,515	1,484	1,859

Total Noninterest Expense	20,333	18,948	18,688

(Loss) Income Before Income Taxes	(1,855)	1,380	2,390
Income tax (benefit) provision	(827)	165	460

Net (Loss) Income	$(1,028)	$1,215	$1,930

(Loss) earnings per share:
Basic	$(0.08)	$0.09	$0.14
Diluted	$(0.08)	$0.09	$0.14

The accompanying notes are an integral part of these consolidated financial statements.

FOX CHASE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (IN THOUSANDS)

For the Years Ended December 31, 2009, 2008 and 2007

	Common Stock	Additional Paid in Capital	Treasury Stock	Common Stock Acquired by Benefit Plans	Retained Earnings	Accumulated Other Comprehensive Income, net	Total Equity
BALANCE—DECEMBER 31, 2006	$147	$62,365	$—	$(5,371)	$69,545	$(1,041)	$125,645
Purchase of treasury stock			(3,924)				(3,924)
Purchase common stock held in trust				(3,745)			(3,745)
Stock based compensation expense		271					271
Unallocated ESOP shares committed to employees		114		384			498
Shares allocated in long-term incentive plan		159					159
Net income					1,930		1,930
Other comprehensive income						1,537	1,537

BALANCE—DECEMBER 31, 2007	$147	$62,909	$(3,924)	$(8,732)	$71,475	$496	$122,371

Purchase of treasury stock			(3,369)				(3,369)
Stock based compensation expense		950					950
Issuance of stock for vested equity awards		(503)		529	(26)		—
Unallocated ESOP shares committed to employees		56		384			440
Shares allocated in long-term incentive plan		104					104
Net income					1,215		1,215
Other comprehensive income						(491)	(491)

BALANCE—DECEMBER 31, 2008	$147	$63,516	$(7,293)	$(7,819)	$72,664	$5	$121,220

Purchase of treasury stock			(4,521)				(4,521)
Stock based compensation expense		961					961
Issuance of stock for vested equity awards		(542)		574	(32)		—
Unallocated ESOP shares committed to employees		(8)		383			375
Shares allocated in long-term incentive plan		89					89
Net loss					(1,028)		(1,028)
Other comprehensive income						6,538	6,538

BALANCE—DECEMBER 31, 2009	$147	$64,016	$(11,814)	$(6,862)	$71,604	$6,543	$123,634

The accompanying notes are an integral part of these consolidated financial statements.

FOX CHASE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (IN THOUSANDS)

	Years Ended December 31,
	2009	2008	2007
Cash Flows From Operating Activities
Net income	$(1,028)	$1,215	$1,930
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	9,052	2,900	425
Depreciation	828	981	1,024
Net amortization of securities premiums and discounts	3,034	804	231
Benefit for deferred income taxes	(3,134)	(1,159)	(141)
Stock benefit plans	1,425	1,494	928
Pension plan settlement	—	137	—
Origination of loans held for sale	(585)	(3,197)	(6,764)
Proceeds from sales of loans held for sale	578	3,193	7,988
Net gain on sales of loans and loans held for sale	(3)	(10)	(78)
Net gain on sale of premises and equipment	—	—	(970)
Net gain on sales of securities	(2,381)	(118)	(169)
Other-than-temporary impairment loss on investments	157	—	—
Impairment loss on real estate held for investment	150	—	—
Earnings on investment in bank-owned life insurance	(453)	(452)	(438)
Decrease in mortgage servicing rights	144	239	111
Increase (decrease) in accrued interest receivable and other assets	(6,083)	(521)	626
Increase (decrease) in accrued interest payable, accrued expenses and other liabilities	13	(1)	79

Net Cash Provided by Operating Activities	1,714	5,505	4,782

Cash Flows from Investing Activities
Equity investment in unconsolidated entity	(630)	—	(300)
Investment securities—available for sale:
Purchases	(19,184)	(18,488)	(96,264)
Proceeds from sales	14,482	72,398	36,268
Proceeds from maturities, calls and principal repayments	12,500	11,495	39,677
Mortgage related securities—available for sale:
Purchases	(294,289)	(144,815)	(91,720)
Proceeds from sales	63,049	22,051	—
Proceeds from maturities, calls and principal repayments	104,524	57,398	46,451
Net increase in loans	(55,297)	(125,505)	(59,779)
Purchases of loan participations	(127)	(19,335)	(32,064)
Net increase in Federal Home Loan Bank stock	(728)	(3,832)	(1,453)
Increase in other investments	—	(120)	—
Deposit on real estate held for investment	77		51
Purchases of premises and equipment	(217)	(231)	(2,660)
Proceeds from sales of premises and equipment and assets acquired through foreclosure	—	11	2,376

Net Cash Used by Investing Activities	(175,840)	(148,973)	(159,417)

Cash Flows from Financing Activities
Net increase in deposits	249,805	22,912	(10,974)
(Decrease) increase in advances from borrowers for taxes and insurance	(470)	215	112
Federal Home Loan Bank advances	—	70,000	50,000
Principal payments on Federal Home Loan Bank advances	(9,214)	(3,621)	—
Other borrowings	—	30,000	20,000
Acquisition of stock for equity incentive plan	—	—	(3,745)
Purchase of treasury stock	(4,521)	(3,369)	(3,924)

Net Cash Provided by Financing Activities	235,600	116,137	51,469

Net Increase (Decrease) in Cash and Cash Equivalents	61,474	(27,331)	(103,166)
Cash and Cash Equivalents—Beginning	3,944	31,275	134,441

Cash and Cash Equivalents—Ending	$65,418	$3,944	$31,275

Supplemental Disclosure of Cash Flow Information
Interest paid	$27,666	$23,828	$22,287

Income taxes paid	$2,481	$916	$319

Transfers of loans to assets acquired through foreclosure	$4,052	$—	$—

Net charge-offs	$4,707	$16	$(2)

The accompanying notes are an integral part of these consolidated financial statements.

FOX CHASE BANCORP, INC.

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The Bancorp and the Bank (collectively referred to as the “Company”) provides a wide variety of financial products and services to individuals and businesses through the Bank’s eleven branches in Philadelphia, Richboro, Willow Grove, Warminster, Lahaska, Hatboro, Media and West Chester, Pennsylvania, and Ocean City, Marmora and Egg Harbor Township, New Jersey. In February 2009, the Bank increased its ownership in Philadelphia Mortgage Advisors, Inc., a mortgage banker located in Blue Bell, Pennsylvania, from 20%, which was the Bank’s ownership percentage at December 31, 2008, to approximately 45%. The operations of the Company are managed as a single business segment. Within that segment, our primary business products and services are commercial lending, retail lending, deposit products and services and cash management services. The Company competes with other financial institutions and other companies that provide financial services.

The Company is subject to regulations of certain federal banking agencies. These regulations can and do change significantly from period to period. The Company also undergoes periodic examinations by regulatory agencies that may subject it to further changes with respect to asset valuations, amounts of required loss allowances and operating restrictions resulting from the regulators’ judgments based on information available to them at the time of their examinations.

Principles of Consolidation and Presentation

The consolidated financial statements include the accounts of both the Bancorp and the Bank. The Bank’s operations include the accounts of its wholly owned subsidiaries, Fox Chase Financial, Inc. and Fox Chase Service Corporation. Fox Chase Financial, Inc. is a Delaware chartered investment holding company whose sole purpose is to manage and hold investment securities. Fox Chase Service Corporation is a Pennsylvania corporation whose sole purpose is to make and manage the Bank’s investment in Philadelphia Mortgage Advisors, Inc. The financial statements do not include the transactions and balances of Fox Chase MHC. All material inter-company transactions and balances have been eliminated in consolidation. Prior period amounts are reclassified, when necessary, to conform with the current year’s presentation.

The Company follows accounting principles and reporting practices, which are in compliance with U.S. generally accepted accounting principles (“GAAP”). The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those

FOX CHASE BANCORP, INC.

estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation and realizability of deferred tax assets and the evaluation of other than temporary impairment and valuation of investments.

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

The Company is subject to the regulations of various government agencies. These regulations may change significantly from period to period. The Company also undergoes periodic examinations by regulatory agencies that may subject them to further changes with respect to asset valuations and classifications, amounts required for the allowance for loan losses and operating restrictions resulting from the regulators’ judgment based on information available to them at the time of their examination.

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

Investment and Mortgage Related Securities

The Company accounts for its investment securities in accordance with standards that require, among other things, that debt and equity securities are classified into three categories and accounted for as follows:

•	Debt securities with the positive intention to hold to maturity are classified as “held-to-maturity” and reported at amortized cost.

•

Debt and equity securities purchased with the intention of selling them in the near future are classified as “trading securities” and are reported at fair value, with unrealized gains and losses included in earnings.

•

Debt and equity securities not classified in either of the above categories are classified as “available-for-sale securities” and reported at fair value, with unrealized gains and losses excluded from earnings and reported, net of tax, as increases or decreases in other comprehensive income, a separate component of stockholders’ equity. Securities classified as available-for-sale are those securities that the Company intends to hold for an indefinite period of time but not necessarily to

FOX CHASE BANCORP, INC.

maturity. Any decision to sell a security classified as available-for-sale would be based on various factors, including movement in interest rates, changes in the maturity or mix of the Company’s assets and liabilities, liquidity needs, regulatory capital considerations and other factors.

Management determines the appropriate classification of debt securities at the time of purchase and re-evaluates such designation as of each balance sheet date.

Prior to April 1, 2009, declines in the fair value of available-for-sale securities below their cost that were deemed to be other than temporary were reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considered (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

Beginning in April 1, 2009, the Company implemented ASC 370-10-65-1 “Recognition and Presentation of Other-Than-Temporary Impairments” that amended the accounting for recognizing other-than-temporary impairment for debt securities and expanded disclosure requirements for other-than-temporarily impaired debt and equity securities. Under the new guidance, companies are required to record other-than-temporary impairment charges, through earnings, if they have the intent to sell, or will more likely than not be required to sell, an impaired debt security before a recovery of its amortized cost basis. In addition, companies are required to record other-than-temporary impairment charges through earnings for the amount of credit losses, regardless of the intent or requirement to sell. Credit loss is measured as the difference between the present value of an impaired debt security’s cash flows and its amortized cost basis. Non-credit related write-downs to fair value must be recorded as decreases to accumulated other comprehensive income as long as a company has no intent or requirement to sell an impaired security before a recovery of amortized cost basis. Finally, companies were required to record all previously recorded non-credit related other-than-temporary impairment charges for debt securities as cumulative effect adjustments to retained earnings as of the beginning of the period of adoption. Since the Company did not have any other-than-temporary impairment as of March 31, 2009, no cumulative effect adjustments were required at adoption.

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

Federal law requires a member institution of the Federal Home Loan Bank System to hold stock of its district Federal Home Loan Bank according to a predetermined formula. The Company’s investment in FHLB of Pittsburgh stock is carried at cost and was $10.4 million at December 31, 2009, which represented 4.75% of our outstanding borrowings plus 0.75% of our uncommitted line. During December 2008, the FHLB of Pittsburgh announced that it does not intend to pay a dividend on its common stock for the foreseeable future. Additionally, the FHLB of Pittsburgh indicated it would not redeem any common stock associated with member advance repayments and that it may increase its individual member stock investment requirements. The FHLB of Pittsburgh is permitted to increase the amount of capital stock owned by the Company to 6.00% of a members advances, plus 1.50% of the unused borrowing capacity. As of December 31, 2009 the Company’s maximum stock obligation was $11.2 million.

Loans Held for Sale

The Company originates mortgage loans for investment and for sale. At origination, a mortgage loan is identified as either for sale or for investment. Mortgage loans originated and intended for sale in the secondary

FOX CHASE BANCORP, INC.

market are carried at the lower of aggregate cost or estimated fair value. Net unrealized losses are recognized by charges to operations. Cash payments and cash receipts resulting from acquisitions and sales of loans are classified as operating cash flows if those loans are acquired specifically for resale. Cash receipts resulting from sales of loans that were not specifically acquired for resale are classified as investing cash inflows regardless of a change in the purpose for holding those loans. As of the balance sheet dates the Bank did not hold any loans held for sale.

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

FOX CHASE BANCORP, INC.

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

Loans are deemed impaired when, based on current information and events, it is probable that the Company will be unable to collect all proceeds due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. For purposes of applying measurement criteria for impaired loans, the Company generally excludes large groups of smaller homogenous loans, primarily consisting of residential real estate and consumer loans.

Impairment is measured on a loan by loan basis for commercial loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price or the fair value of the collateral less costs to sell if the loan is collateral dependent.

Troubled Debt Restructurings

Loans on accrual status whose terms are modified are classified as troubled debt restructurings if the Corporation grants such borrowers concessions and it is deemed that those borrowers are experiencing financial difficulty. Concessions granted under a troubled debt restructuring generally involve a temporary reduction in interest rate or an extension of a loan’s stated maturity date. The accrual of interest income on troubled debt restructurings is generally discontinued if the loan is not current for six months subsequent to modification.

Assets Acquired Through Foreclosure

Real estate and other repossessed collateral acquired through a foreclosure or by a deed-in-lieu of foreclosure are classified as assets acquired through foreclosure. Assets acquired through foreclosure are carried at the lower of cost or fair value, net of estimated selling costs. Costs related to the development or improvement of a foreclosed property are capitalized; holding costs are charged to expense as incurred. As of December 31, 2009 and 2008, the Bank held $4.1 million and $0, respectively, in assets acquired through foreclosure.

Bank-Owned Life Insurance

The Company has invested in bank-owned life insurance (“BOLI”). BOLI involves the purchasing of life insurance by the Company on a chosen group of employees and directors. The Company is the owner and beneficiary of the policies. This life insurance investment is carried at the cash surrender value of the underlying policies. Income from the increase in cash surrender value of the policies is included in noninterest income in the consolidated statements of operations. During 2008, the Company adopted Emerging Issues Task Force (“EITF”) Issue No. 06-4, “Accounting for Deferred Compensation and Postretirment Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements,” now codified by ASC Topic 712 “Compensation—Nonretirement Post Employment Benefits.”

FOX CHASE BANCORP, INC.

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

Real Estate Held for Investment

Real estate held for investment is carried at cost and is tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. At December 31, 2009, real estate held for investment represented undeveloped land located in Absecon, New Jersey. The property was acquired by the Bank in 2003 for the purpose of expanding the Bank’s retail branch network in southern New Jersey. The property was under an option to be sold no later than 2010, however, the prospective buyer defaulted under its financial obligations associated with the option agreement during the fourth quarter of 2009. As a result of the default, management obtained an updated appraisal on the property and recorded an impairment loss of $150,000 for the difference between carrying value and fair value at December 31, 2009.

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

The Company recognizes a tax position if it is more likely than not that the tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. If the tax position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of the benefit to recognize and is measured at the largest amount of benefit that is greater than 50% likely of being realized upon settlement. The Company has no material tax exposure matters that are accrued as of December 31, 2009 or 2008. The Company’s policy is to account for interest as a component of interest expense and penalties as a component of other expense. The Company adopted the provisions of FASB issued Financial Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes—an interpretation of SFAS Statement No. 109 now codified by ASC Topic 740 “Income Taxes,” effective January 1, 2007. There was no effect on the Company’s results of operations or financial position at the time of adoption.

Marketing and Advertising

The Company expenses marketing and advertising costs as incurred.

FOX CHASE BANCORP, INC.

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

Fair Value of Financial Instruments

Certain of the Company’s financial instruments are carried at fair value. Generally, fair value is the price that a willing buyer and a willing seller would agree in other than a distressed sale situation. Because of the uncertainties inherent in determining fair value, fair value estimates may not be precise. Many of the fair value estimates are based on highly subjective judgments and assumptions made about market information and economic conditions. See Note 13 for a detailed discussion of fair value measurements and methodology used to determine fair value.

Employee Stock Ownership Plan

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

Compensation expense for the ESOP is based on the average market price of the Company’s stock and is recognized as shares are committed to be released to participants. The note receivable and related interest income are included in the parent company financial statements presented in Note 17.

For purposes of computing basic and diluted earnings per share, ESOP shares that have been committed to be released are considered outstanding. ESOP shares that have not been committed to be released are not considered outstanding.

Stock Based Compensation

The Company grants equity awards to employees, consisting of stock options and restricted stock, under its Long-Term Incentive Plan and its 2007 Equity Incentive Plan. The vesting period represents the period during which employees are required to provide service in exchange for such awards. The equity awards are recognized as compensation costs in the financial statements, over the service period based on their fair values.

Per Share Information

Basic earnings per share exclude dilution and is computed by dividing income available to common stockholders by the weighted-average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. Unallocated shares in the ESOP (See Note 8), shares purchased to fund the 2007 Equity Incentive Plan (See Note 9) and treasury stock are not included in either basic or diluted earnings per share.

(Loss) earnings per share (“EPS”), basic and diluted, were $(0.08), $0.09 and $0.14 for the years ended December 31, 2009, 2008 and 2007, respectively.

FOX CHASE BANCORP, INC.

The following table presents the reconciliation of the numerators and denominators of the basic and diluted EPS computations.

	Year Ended December 31,
	2009	2008	2007
Net (loss) income	$(1,028,000)	$1,215,000	$1,930,000

Weighted-average common shares outstanding (1)	13,822,548	14,234,345	14,657,315
Weighted average common stock acquired by stock benefit plans:
Unvested shares—long-term incentive plan	(16,325)	(25,091)	(38,161)
ESOP shares unallocated	(442,585)	(480,988)	(519,311)
Shares purchased by trust	(230,550)	(273,960)	(71,042)

Weighted-average common shares used to calculate basic earnings per share	13,133,088	13,454,306	14,028,801
Dilutive effect of:
Unvested shares—long-term incentive plans	16,325	25,091	38,161
Restricted stock awards	4,573	7,903	1,858

Weighted-average common shares used to calculate diluted earnings per share	13,153,986	13,487,300	14,068,820

Earnings per share-basic	$(0.08)	$0.09	$0.14
Earnings per share-diluted	$(0.08)	$0.09	$0.14

Outstanding common stock equivalents having no dilutive effect	769,315	786,877	720,342

(1)	Excludes treasury stock.

NOTE 2—INVESTMENT AND MORTGAGE RELATED SECURITIES

The amortized cost and fair value of securities available-for-sale as of December 31, 2009 and 2008 are summarized as follows:

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	OTTI in AOCI	Fair Value
	(In Thousands)
Obligations of U.S. government agencies	$305	$1	$—	$—	$306
State and political subdivisions	9,199	130	(37)	—	9,292
Corporate securities	9,838	112	—	—	9,950

	19,342	243	(37)	—	19,548

Private label residential mortgage related security	628	15	—	(448)	195
Private label commercial mortgage related securities	17,607	249	(23)	—	17,833
Agency residential mortgage related securities	374,824	10,567	(500)	—	384,891

Total mortgage related securities	393,059	10,831	(523)	(448)	402,919

Total securities	$412,401	$11,074	$(560)	$(448)	$422,467

FOX CHASE BANCORP, INC.

	December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
State and political subdivisions	$14,679	$35	$(251)	$14,463
Corporate securities	11,124	4	(550)	10,578

	25,803	39	(801)	25,041

Private label residential mortgage related security	889	—	(620)	269
Private label commercial mortgage related securities	10,049	—	(2,745)	7,304
Agency residential mortgage related securities	257,990	4,442	(323)	262,109

Total mortgage related securities	268,928	4,442	(3,688)	269,682

Total securities	$294,731	$4,481	$(4,489)	$294,723

The following tables show gross unrealized losses and fair value of securities, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2009 and 2008:

	December 31, 2009
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses Plus OTTI in AOCI	Fair Value	Unrealized Losses
	(In Thousands)
State and political subdivisions	$—	$—	$819	$(37)	$819	$(37)
Corporate securities	—	—	—	—	—	—

	—	—	819	(37)	819	(37)
Private label residential mortgage related security	—	—	195	(433)	195	(433)
Private label commercial mortgage related securities	—	—	5,987	(23)	5,987	(23)
Agency residential mortgage related securities	51,801	(500)	—	—	51,801	(500)

Total mortgage related securities	51,801	(500)	6,182	(456)	57,983	(956)

Total securities	$51,801	$(500)	$7,001	$(493)	$58,802	$(993)

	December 31, 2008
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
State and political subdivisions	$8,645	$(251)	$—	$—	$8,645	$(251)
Corporate securities	9,214	(550)	—	—	9,214	(550)

	17,859	(801)	—	—	17,859	(801)
Private label residential mortgage related security	269	(620)	—	—	269	(620)
Private label commercial mortgage related securities	7,304	(2,745)	—	—	7,304	(2,745)
Agency residential mortgage related securities	16,217	(301)	717	(22)	16,934	(323)

Total mortgage related securities	23,790	(3,666)	717	(22)	24,507	(3,688)

Total securities	$41,649	$(4,467)	$717	$(22)	$42,366	$(4,489)

FOX CHASE BANCORP, INC.

Effective April 1, 2009, the Company implemented ASC 370-10-65-1 “Recognition and Presentation of Other-Than-Temporary Impairments” that amended the accounting for recognizing other-than-temporary impairment for debt securities and expanded disclosure requirements for other-than-temporarily impaired debt and equity securities. Under the new guidance, companies are required to record other-than-temporary impairment charges, through earnings, if they have the intent to sell, or will more likely than not be required to sell, an impaired debt security before a recovery of its amortized cost basis. In addition, companies are required to record other-than-temporary impairment charges through earnings for the amount of credit losses, regardless of the intent or requirement to sell. Credit loss is measured as the difference between the present value of an impaired debt security’s cash flows and its amortized cost basis. Non-credit related write-downs to fair value must be recorded as decreases to accumulated other comprehensive income as long as a company has no intent or requirement to sell an impaired security before a recovery of amortized cost basis. Finally, companies were required to record all previously recorded non-credit related other-than-temporary impairment charges for debt securities as cumulative effect adjustments to retained earnings as of the beginning of the period of adoption. Since the Company did not have any other-than-temporary impairment as of March 31, 2009, no cumulative effect adjustments were required at adoption. See below discussion regarding the other-than-temporary credit impairment of the private label residential mortgage related security recorded at June 30, 2009. There was no additional other-than-temporary credit impairment charge on this investment in 2009.

The private label residential mortgage related security had an amortized cost, prior to the identified credit related impairment, of $786,000 and $889,000 at December 31, 2009 and 2008, respectively. Fair value for this security was $195,000 and $269,000 at December 31, 2009 and 2008, respectively. During the six months ended June 30, 2009, delinquency levels for the security’s underlying collateral increased to 20.2% from 13.8% at December 31, 2008, principal payment rate slowed to an annualized rate of 14.1% from 16.1% in 2008, and the security was downgraded from AAA to BB+. As a result of these negative trends, management’s analysis during the second quarter 2009 indicated that the security was other-than-temporary impaired in the amount of $605,000, $157,000 of which was recognized on the statement of operations and $448,000, which was recognized in the statement of condition in other comprehensive income (before taxes). There was no additional other-than-temporary credit impairment charge on this investment through December 31, 2009. At December 31, 2009 after other-than-temporary impairment charges, the private label residential mortgage related security had an amortized cost of $628,000, a fair value of $195,000 with a remaining net unrealized loss, including other-than-temporary impairment in accumulated other comprehensive income, of $433,000. The remaining unrealized loss is not considered an other-than-temporary credit impairment, as management does not have the intention or requirement to sell this security.

As of December 31, 2009, the Company held six private label commercial mortgage backed securities (“CMBS”) with an amortized cost of $17.6 million. These securities had a net unrealized gain of $226,000 at December 31, 2009. Two of these private label commercial mortgage related securities had an unrealized loss at both December 31, 2009 and 2008. These two securities had an amortized cost of $6.0 million and an unrealized loss of $23,000 at December 31, 2009. These two securities had an amortized cost of $6.0 million and an unrealized loss of $1.7 million at December 31, 2008. Management believes the improvement in the unrealized loss was due to a reduction in the required yield on commercial mortgage related securities as the credit markets improved during 2009. Both securities are rated AAA. Management believes the impairment on these securities is temporary based on cash flows, credit rating, credit enhancement and structure of the underlying securities and management does not have the intention or requirement to sell the securities.

The Company evaluates current characteristics of each of these private label securities such as delinquency and foreclosure levels, credit enhancement, projected losses, coverage and cash flows, on a quarterly basis. It is possible that the underlying collateral of these securities will perform worse than current expectations, which may lead to adverse changes in cash flows on these securities and potential future other-than-temporary impairment losses. Events that may trigger material declines in fair values for these securities in the future would

FOX CHASE BANCORP, INC.

include but are not limited to deterioration of credit metrics, significantly higher levels of default and severity of loss on the underlying collateral, deteriorating credit enhancement and loss coverage ratios, or further illiquidity.

Securities that have been impaired greater than twelve months are the private label residential mortgage related security and two private label commercial mortgage related securities, which were identified and discussed in detail in the preceding paragraphs. The remaining securities impaired greater than twelve months are state and political subdivisions, the impairment of which was deemed temporary due to positive factors supporting the recoverability of these securities, and the Company does not have the intention to sell the securities or will be more likely than not required to sell the securities prior to recovery of the amortized cost. Positive factors considered include timely principal payments and the financial health of the issuer.

Of the 19 securities with a temporary impairment at December 31, 2009, 16 have a rating of AAA. The securities rated less than AAA are: (1) two state or political subdivision securities with a total fair value of $819,000, which do not have a rating and (2) one private label collateralized mortgage obligation, which was discussed above, with a total fair value of $195,000 have a rating of BB+.

Gross gains of $2.4 million, $118,000 and $169,000 and gross losses of $0, $0 and $0 were realized on sales of securities during the years ended December 31, 2009, 2008 and 2007, respectively.

The following schedule provides a summary of the components of net gains on sale of investment securities in the Company’s Consolidated Statement of Operations:

	Gross Realized Gains	Gross Realized Losses	Other-than- Temporary Impairment Losses	Portion of OTTI in OCI	Net Gains (Losses)
	(in thousands)
Twelve Months Ended December 31, 2009:

Obligations of U.S. government agencies	$—	$—	$—	$—	$—
State and political subdivisions	—	—	—	—	—
Corporate securities	796	—	—	—	796

	796	—	—	—	796

Private label residential mortgage related security		—	(605)	448	(157)
Private label commercial mortgage related securities	—	—	—	—	—
Agency residential mortgage related securities	1,585	—	—	—	1,585

Total mortgage related securities	1,585	—	(605)	448	1,428

Total securities	$2,381	$—	$(605)	$448	$2,224

FOX CHASE BANCORP, INC.

	Gross Realized Gains	Gross Realized Losses	Other-than- Temporary Impairment Losses	Net Gains (Losses)
	(in thousands)
Twelve Months Ended December 31, 2008:

Obligations of U.S. government agencies	$—	$—	$—	$—
State and political subdivisions	18	—	—	18
Corporate securities	—	—	—	—

	18	—	—	18

Private label residential mortgage related security	—	—	—	—
Private label commercial mortgage related securities	—	—	—	—
Agency residential mortgage related securities	100	—	—	100

Total mortgage related securities	100	—	—	100

Total securities	$118	$—	$—	$118

	Gross Realized Gains	Gross Realized Losses	Other-than- Temporary Impairment Losses	Net Gains (Losses)
	(in thousands)
Twelve Months Ended December 31, 2007:

Obligations of U.S. government agencies	$141	$—	$—	$141
State and political subdivisions	10	—	—	10
Corporate securities	18	—	—	18

	169	—	—	169

Private label residential mortgage related security	—	—	—	—
Private label commercial mortgage related securities	—	—	—	—
Agency residential mortgage related securities		—	—	—

Total mortgage related securities	—	—	—	—

Total securities	$169	$—	$—	$169

The amortized cost and estimated fair value of investment securities available-for-sale at December 31, 2009 by contractual maturity are as follows:

	December 31, 2009
	Amortized Cost	Fair Value
	(In Thousands)
Due in one year or less	$4,879	$4,922
Due after one year through five years	7,111	7,196
Due after five years through ten years	3,278	3,323
Due after ten years	4,074	4,107
Total mortgage related securities	393,059	402,919

	$412,401	$422,467

Securities with a carrying value of $19.8 million and $4.3 million at December 31, 2009 and 2008, respectively, were pledged to secure public deposits and for other purposes as required or permitted by law.

FOX CHASE BANCORP, INC.

Securities with a carrying value of $58.1 million and $60.0 million at December 31, 2009 and 2008, respectively, were pledged as collateral for $50.0 million in borrowed funds. See Note 7.

NOTE 3—LOANS

The composition of net loans at December 31, 2009 and 2008 is provided below (in thousands).

	December 31,
	2009	2008
Real estate loans:
One-to-four family	$268,535	$260,833
Multi-family and commercial	207,738	155,564
Construction	40,799	65,002

	517,072	481,399

Consumer loans:
Home equity	50,080	63,987
Home equity lines of credit	13,664	11,486
Other	5,618	613

	69,362	76,086

Commercial and industrial loans	55,434	37,371

Total loans	641,868	594,856

Deferred loan origination cost (fees), net	33	379
Allowance for loan losses	(10,605)	(6,260)

Net loans	$631,296	$588,975

The Company had approximately $110.4 million and $91.4 million of commercial mortgage, construction and commercial and industrial loans in the Southern New Jersey shore area at December 31, 2009 and 2008, respectively. Other than the commercial mortgage, construction and commercial and industrial loans in Southern New Jersey, a majority of the Company’s loans are in the geographic areas near the Company’s branches in Southeastern Pennsylvania and Southern New Jersey.

The Company reclassified $70,000 and $18,000 of deposit accounts that were overdrawn to other consumer loans as of December 31, 2009 and 2008, respectively.

The following table presents changes in the allowance for loan losses (in thousands):

	Years Ended December 31,
	2009	2008	2007
Balance, beginning	$6,260	$3,376	$2,949
Provision for loan losses	9,052	2,900	425
Loans charged off	(4,707)	(19)	(2)
Recoveries	—	3	4

Balance, ending	$10,605	$6,260	$3,376

The recorded investment in impaired loans was $29.1 million at December 31, 2009 and $6.4 million at December 31, 2008. The recorded investment in impaired loans requiring an allowance for loan losses was $26.2

FOX CHASE BANCORP, INC.

million at December 31, 2009 and $6.4 million at December 31, 2008. The related allowance for loan losses associated with these loans was $4.3 million at December 31, 2009 and $1.0 million at December 31, 2008. For the years ended December 31, 2009, 2008 and 2007, the average recorded investment in these impaired loans was $32.3 million, $6.6 million and $47,000, respectively. The interest income recognized on these impaired loans was $896,000, $244,000 and $30,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

Loans on which the accrual of interest has been discontinued amounted to $29.1 million at December 31, 2009 and $5.9 million at December 31, 2008. If interest on such loans had been recorded in accordance with contractual terms, interest income would have increased by $735,000, $170,000 and $13,000 in 2009, 2008 and 2007, respectively. There was $601,000, $0 and $559,000 of loans past due 90 days or more and still accruing interest at December 31, 2009, 2008 and 2007, respectively. There were $1.2 million, $0 and $0 of loans classified as troubled debt restructurings as of December 31, 2009, 2008 and 2007, respectively.

As of December 31, 2009, the Bank had one interest rate swap in the notional amount of $1.2 million to hedge a 15-year fixed rate loan, which was earning interest at 7.43%. The Company is receiving a variable rate payment of three-month LIBOR plus 2.24% and pays fixed rate payments of 7.43%. The swap matures in April 2022 and had a fair value loss position of $125,000 at December 31, 2009 and $236,000 at December 31, 2008.

NOTE 4—MORTGAGE SERVICING ACTIVITY

Loans serviced for others are not included in the accompanying consolidated statements of condition. The unpaid principal balances of these loans were $88.2 million at December 31, 2009, $109.6 million at December 31, 2008, and $118.1 million at December 31, 2007. The Company received fees, net of amortization, from the servicing of loans of $63,000, $183,000 and $210,000 during 2009, 2008 and 2007, respectively.

The following summarizes mortgage-servicing rights for the years ended December 31, 2009, 2008 and 2007 (in thousands):

	Years Ended December 31,
	2009	2008	2007
Balance, beginning	$827	$1,066	$1,177
Mortgage servicing rights capitalized	—	—	1
Mortgage servicing rights amortized	(192)	(106)	(112)
Change in valuation allowance	48	(133)	—

Balance, ending	$683	$827	$1,066

The estimated amortization expense of amortizing mortgage servicing rights for each of the five succeeding fiscal years after December 31, 2009 is as follows (in thousands):

Year
2010	$(157)
2011	(128)
2012	(100)
2013	(77)
2014	(58)
Thereafter	(163)

Total	$(683)

FOX CHASE BANCORP, INC.

As of December 31, 2009 and 2008, the fair value of the mortgage servicing rights (“MSRs”) was $703,000 and $836,000, respectively. The fair value of the MSRs for these periods was determined using a third-party valuation model that calculates the present value of estimated future servicing income. The model incorporates assumptions that market participants use in estimating future net servicing income, including estimates of prepayment speeds and discount rates. Mortgage loan prepayment speed is the annual rate at which borrowers are forecasted to repay their mortgage loan principal and is based on historical experience and current interest rates. The discount rate used to determine the present value of future net servicing income—another key assumption in the model—is the required rate of return the market would expect for an asset with similar risk. Both assumptions can, and generally will, change quarterly valuations as market conditions and interest rates change.

During the year ended December 31, 2008, the Bank recorded a total valuation allowance of $133,000 on its MSRs, which was due to a significant decrease in interest rates for residential mortgages during the year resulting in assumed higher mortgage prepayments. This valuation allowance was decreased by $48,000 during the year ended December 31, 2009. The amount of the valuation adjustment is recorded as an adjustment to service charges and other fee income in the Company’s consolidated statement of operations.

NOTE 5—PREMISES AND EQUIPMENT

The components of premises and equipment at December 31, 2009 and 2008 were as follows (in thousands):

	December 31,
	2009	2008
Land	$3,207	$3,207
Buildings	13,273	13,262
Leasehold improvements	190	174
Furniture, fixtures and equipment	4,786	4,829

	21,456	21,472
Less: accumulated depreciation	(10,319)	(9,724)

Premises and equipment, net	$11,137	$11,748

During 2007, the Company sold its operations center premises and recorded a pre-tax gain of $874,000.

As of December 31, 2009, the Company leased space for an operations center in Blue Bell, Pennsylvania, a branch location in Media, Pennsylvania and certain office equipment. The leases are accounted for as operating leases. The Blue Bell lease expires in July 2012 and, upon expiration, the Company has the option to extend the lease for an additional five-year period at the then prevailing market rate. The following rental expenses were included in the Company’s financial statements (in thousands):

	2009	2008	2007
Office rent	$467	$477	$401
Equipment lease	12	28	23

	$479	$505	$424

FOX CHASE BANCORP, INC.

The following table shows the minimum future rental payments under non-cancelable leases for premises and equipment at December 31, 2009 (in thousands):

Year
2010	$494
2011	461
2012	274
2013	—
2014	—

NOTE 6—DEPOSITS

The weighted average interest rate and balance of deposits at December 31, 2009 and 2008 consisted of the following (dollars in thousands):

	December 31,
	2009		2008
	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate	Amount
Noninterest-bearing demand accounts	—%	$56,912	—%	$46,716
NOW accounts	0.63	41,369	1.13	35,330
Money market accounts	1.05	184,407	2.01	101,295
Savings and club accounts	0.15	51,563	0.25	51,196
Certificates of deposit	3.29	524,026	3.96	373,935

	2.27%	$858,277	2.86%	$608,472

The scheduled maturities of certificates of deposit for periods subsequent to December 31, 2009 are as follows (in thousands):

Year	December 31,
2010	$339,155
2011	83,766
2012	40,210
2013	19,005
2014	31,351
Thereafter	10,539

$524,026

A summary of interest expense on deposits for the years ended December 31, 2009, 2008 and 2007 is as follows (in thousands):

	2009	2008	2007
NOW accounts	$340	$455	$732
Money market accounts	2,534	1,852	1,266
Savings and club accounts	90	158	424
Certificates of deposit	17,625	15,998	18,104

	$20,589	$18,463	$20,526

FOX CHASE BANCORP, INC.

The aggregate amount of certificates of deposit with a minimum denomination of $100,000 was $137.4 million and $76.9 million at December 31, 2009 and 2008, respectively. In general, deposits in excess of $100,000 are not insured by the Federal Deposit Insurance Corporation (FDIC). However, during October 2008, the FDIC passed a temporary provision in which all deposits up to $250,000 will be insured until December 31, 2009. During the fourth quarter of 2009, Congress extended the temporary increase in the standard coverage limit to $250,000 until December 31, 2013.

NOTE 7—BORROWINGS

The following is a summary of borrowed funds by type:

	Balance at End of Year	Weighted Average Interest Rate	Maximum Amount Outstanding at Month End During the Year	Average Amount Outstanding During the Year	Weighted Average Interest Rate During the Year
	(Dollars in thousands)
2009
FHLB advances	$137,165	3.70%	$146,033	$144,224	3.63%
Other borrowed funds—long term	50,000	3.42	50,000	50,000	3.42
Other borrowed funds—short term	—	—	5,400	284	0.69

2008
FHLB advances	$146,379	3.64%	$146,379	$122,145	3.73%
Other borrowed funds—long term	50,000	3.42	50,000	26,863	3.53

Federal Home Loan Bank Advances

Advances from the FHLB of Pittsburgh with rates ranging from 2.80% to 4.89% are due as follows:

Maturity	Amount	Weighted Average Rate
	(Dollars in Thousands)
2010	$10,000	2.84%
2011	30,000	4.88%
2012	—
2013	14,665	3.66%
2014	27,500	3.41%
2015 – 2018	55,000	3.36%

	$137,165

FOX CHASE BANCORP, INC.

Pursuant to collateral agreements with the FHLB, advances are secured by qualifying first mortgage loans, qualifying fixed-income securities, FHLB stock and an interest-bearing demand deposit account with the FHLB. As of December 31, 2009, the Bank has $205.7 million in qualifying collateral pledged against its advances.

Maturity Date	Amount	Interest Rate	Strike Rate	Call Date	Rate if Called
	(in thousands)
February 2010	10,000	2.84%
August 2011	20,000	4.89%	7.50%	February 2010	LIBOR + .2175%
August 2011	10,000	4.87%	7.50%	March 2010	LIBOR + .2175%
July 2013	9,665	4.10%
December 2013	5,000	2.80%		December 2010	LIBOR + 1.04%
January 2015	22,500	3.49%
December 2015	5,000	3.06%		December 2011	LIBOR + 1.12%
November 2017	15,000	3.62%		November 2010	LIBOR + 0.10%
November 2017	15,000	3.87%		November 2011	LIBOR + 0.10%
December 2017	20,000	2.83%		March 2010	LIBOR + 0.11%
December 2018	5,000	3.15%		December 2012	LIBOR + 1.14%

	$137,165

For the two borrowings which have a “Strike Rate” disclosed in the above table, if three-month LIBOR is greater than or equal to the Strike Rate, the FHLB can notify the Bank of its intention to convert the borrowing to an adjustable-rate advance equal to three-month LIBOR (0.25% at December 31, 2009) plus .2175% on a quarterly basis. If converted to a floating rate, the Bank has the option to repay these advances at each of the option dates without penalty. Accordingly, the contractual maturities above may differ from actual maturities.

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

The Bank has a maximum borrowing capacity with the Federal Home Loan Bank of Pittsburgh of approximately $333.2 million at September 30, 2009, the latest date for which information is available.

As a member of the FHLB of Pittsburgh, the Bank is required to acquire and hold shares of capital stock in the FHLB of Pittsburgh in an amount of at least equal to 4.75% of its advances from the FHLB of Pittsburgh, plus 0.75% of the unused borrowing capacity. The Bank was in compliance with this requirement with a stock investment in the FHLB of Pittsburgh of $10.4 million at December 31, 2009. The Bank’s stock investment in the FHLB increased during 2009 due to changes in the FHLB’s stock calculation. No additional borrowings were utilized as of December 31, 2009.

During December 2008, the FHLB of Pittsburgh announced that it does not intend to pay a dividend on its common stock for the foreseeable future. Additionally, the FHLB of Pittsburgh indicated it would not redeem any common stock associated with member advance repayments and that it may increase its individual member stock investment requirements. The FHLB of Pittsburgh is permitted to increase the amount of capital stock owned by the Company to 6.00% of a member’s advances, plus 1.50% of the unused borrowing capacity. As of December 31, 2009, the Company’s maximum stock obligation was $11.2 million.

FOX CHASE BANCORP, INC.

Other Borrowed Funds

Other borrowed funds obtained from large commercial banks totaled $50.0 million at December 31, 2009. These borrowings contractually mature with dates ranging from November 2014 thru November 2018 and may be called by the lender based on the underlying agreements. Subsequent to the call date, these borrowings are callable by the lender quarterly. Accordingly, the contractual maturities above may differ from actual maturities.

Maturity Date	Interest Rate	Call Date	Amount
			(in thousands)
November 2014	3.60%	February 2010	$20,000
September 2018	3.40%	September 2012	10,000
September 2018	3.20%	September 2012	5,000
October 2018	3.15%	October 2011	5,000
October 2018	3.27%	October 2011	5,000
November 2018	3.37%	November 2013	5,000

			$50,000

Mortgage backed securities with a fair value of $58.1 million at December 31, 2009 were pledged as collateral for these other borrowed funds.

NOTE 8—EMPLOYEE BENEFITS

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

The following tables provide a roll forward of the changes in benefit obligations and plan assets for the last year of the plan:

2008
(In Thousands)
Change in benefit obligation:
Net benefit obligation at beginning of year	$2,643
Interest cost	67
Actuarial loss	160
Benefits paid	(2,870)

Net benefit obligation at end of year	$—

2008
(In Thousands)
Change in plan assets:
Fair value of plan assets at beginning of year	$2,407
Actual return on plan assets	31
Employer contributions	432
Benefits paid	(2,870)

Fair value of plan assets at end of year	$—

FOX CHASE BANCORP, INC.

The following is a summary of significant actuarial assumptions (weighted average basis) at December 31, 2008 and 2007:

	2008	2007
Discount rate	n/a	5.00%
Expected long-term rate of return on plan assets	n/a	5.25
Rate of compensation increase	n/a	—

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

401(k) Plan

The Bank also has a 401(k) retirement plan covering all employees meeting certain eligibility requirements. Employees may contribute a percentage of their salary to the Plan each year, subject to limitations which are set by law. The Bank matches a portion of each employee contribution and also may make discretionary contributions, based on the Bank’s performance. The Bank provides a matching contribution equivalent to 33% of the first 6% of the contribution made by an employee. The Bank’s contributions to the plan on behalf of its employees resulted in an expenditure of $115,000, $115,000 and $83,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

Employee Stock Ownership Plan

The ESOP is a tax-qualified plan designed to invest primarily in the Bancorp’s common stock that provides employees meeting certain eligibility requirements with the opportunity to receive a funded retirement benefit, based primarily on the value of the Bancorp’s common stock. The ESOP purchased 575,446 shares of common stock in the Bancorp’s minority stock offering at a price of $10.00 per share with the proceeds of a loan from the Bancorp to the ESOP. The outstanding loan principal balance at December 31, 2009 and 2008 was $4.5 million and $4.8 million, respectively.

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

FOX CHASE BANCORP, INC.

At December 31, 2009, there were a total of 153,452 ESOP shares committed to employees, representing 38,363 shares allocated and committed to be released in each of the years from December 31, 2006 to 2009. ESOP shares that were unallocated at December 31, 2009 totaled 421,994 and had a fair market value of $4.0 million. ESOP compensation expense for the years ended December 31, 2009, 2008 and 2007 was $375,000, $440,000 and $498,000, respectively, representing the average fair market value of shares allocated or committed to be released during the year.

Long-Term Incentive Plan

The Bank maintains the Fox Chase Bank Executive Long-Term Incentive Plan (the “Incentive Plan”) to retain and attract key officers who contribute to the financial and business success of the Bank. On an annual basis, the Board of Directors considers granting a long–term incentive award for the President and Chief Executive Officer of the Bank and the President and Chief Executive Officer recommends the incentive award amounts for each eligible employee. Substantially all of the awards vest over a five-year period with 60% of the award vesting on the third anniversary of the plan year to which the award was granted, 80% on the fourth anniversary and 100% on the fifth anniversary, unless otherwise determined by the Board of Directors on date of grant. All plan assets are invested in Bancorp common stock. The Incentive Plan became effective January 1, 2006. During 2009, 2008 and 2007, the Bank recorded compensation expense of $89,000, $104,000 and $159,000, respectively, for the Incentive Plan. Remaining unvested compensation, which is invested in Bancorp common stock, is $89,000 at December 31, 2009, which will be recognized as compensation expense during 2010.

NOTE 9—STOCK BASED COMPENSATION

At the Bancorp’s annual meeting of stockholders on May 22, 2007, stockholders approved the Fox Chase Bancorp, Inc. 2007 Equity Incentive Plan (the “Plan”). The Plan provides that 719,307 shares of common stock may be issued in connection with the exercise of stock options and 287,723 shares of common stock may be issued as restricted stock. The Plan allows for the granting of non-statutory stock options (“NSOs”), incentive stock options and restricted stock. Options are granted at no less than the fair value of the Bancorp’s common stock on the date of the grant.

On August 31, 2007, certain officers, employees and outside directors were granted an aggregate of 521,800 NSOs and 203,900 shares of restricted stock. Additionally, the Company granted an additional 1,000 shares to an officer in November 2007. In accordance with accounting standards, the Company began to expense the fair value of all share-based compensation grants over the requisite service periods.

In September 2007, the Bancorp’s Board of Directors approved the funding of a trust that purchased 287,500 shares of Bancorp’s common stock, or approximately 1.96% of the Bancorp’s outstanding common stock, to fund restricted stock awards under the Plan. The 287,500 shares were purchased by the trust at a weighted average cost of $13.02 per share. During 2008 and 2009, a cumulative of 84,660 shares of restricted stock vested which reduced shares owned by the trust to 202,840 shares.

During 2008, certain officers, employees and outside directors were granted an aggregate of 101,400 NSOs and 17,100 shares of restricted stock.

During 2009, certain officers, employees and outside directors were granted an aggregate of 85,359 NSOs and 16,583 shares of restricted stock.

The Company classifies share-based compensation for employees and outside directors within “Salaries, benefits and other compensation” in the Consolidated Statements of Operations to correspond with the same line

FOX CHASE BANCORP, INC.

item as compensation paid. Additionally, the Company reports (1) the expense associated with the grants as an adjustment to operating cash flows and (2) any benefits of realized tax deductions in excess of previously recognized tax benefits on compensation expense as a financing cash flow. There were no such excess tax benefits in 2007, 2008 and 2009.

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

During the years ended December 31, 2009, 2008 and 2007, the Company recorded $961,000, $950,000, and $271,000 of stock based compensation expense, respectively, comprised of stock option expense of $416,000, $408,000 and $111,000, respectively, and restricted stock expense of $545,000, $542,000 and $160,000, respectively.

The following is a summary of the Bancorp’s stock option activity and related information for the 2007 Equity Incentive Plan for the years ended December 31, 2009, 2008 and 2007:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2006	$—	$—		$—
Granted	522,800	12.38
Exercised	—	—
Forfeited	(4,000)	12.38

Outstanding at December 31, 2007	518,800	12.38	9.7 years

Granted	101,400	11.42		—
Exercised	—	—
Forfeited	(5,000)	12.09

Outstanding at December 31, 2008	615,200	12.22	8.8 years

Granted	85,359	8.86
Exercised	—	—
Expired	(22,800)	12.38
Forfeited	(43,054)	11.84

Outstanding at December 31, 2009	634,705	$11.79	7.9 years

Exercisable at December 31, 2009	202,500	$12.29	7.7 years

Management estimated the fair values of all option grants using the Black-Scholes option-pricing model. Since there is limited historical information on the volatility of the Bancorp’s stock, management considered the average volatilities of comparable public companies over a period equal to the expected life of the options in determining the expected volatility rate used in the estimation of fair value. Management estimated the expected life of the options using the simplified method allowed under certain accounting standards. The risk-free rate was determined utilizing the Treasury yield for the expected life of the option contract.

FOX CHASE BANCORP, INC.

The fair value of the stock option grants was estimated with the following weighted average assumptions:

	2009	2008	2007
Expected dividend yield	1.90%	1.90%	1.90%
Expected volatility	30.00%	25.00%	25.00%
Risk-free interest rate	2.33% – 2.51%	2.53% – 3.88%	4.13% – 4.33%
Expected option life in years	6.50	6.50	6.50

The following is a summary of the Bancorp’s unvested options as of December 31, 2009, 2008 and 2007 and changes therein during the years then ended:

	Number of Stock Options	Weighted Average Grant Date Fair Value
Unvested at December 31, 2006	—	$—
Granted	522,800	3.40
Exercised	—	—
Vested	—	—
Forfeited	(4,000)	3.40

Unvested at December 31, 2007	518,800	$3.40

Granted	101,400	2.78
Exercised	—	—
Vested	(103,060)	3.40
Forfeited	(5,000)	3.20

Unvested at December 31, 2008	512,140	$3.28

Granted	85,359	2.41
Exercised	—	—
Vested	(122,240)	3.30
Forfeited	(43,054)	3.23

Unvested at December 31, 2009	432,205	$3.11

Expected future expense relating to the 432,205 unvested options outstanding as of December 31, 2009 is $1.1 million over a weighted average period of 3.0 years.

FOX CHASE BANCORP, INC.

The following is a summary of the status of the Bancorp’s restricted stock as of December 31, 2009, 2008 and 2007 and changes therein during the years then ended:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2006	—	$—
Granted	203,900	12.38
Vested	—	—
Forfeited	(500)	$12.38

Unvested at December 31, 2007	203,400	$12.38

Granted	17,100	11.42
Vested	(40,620)	12.38
Forfeited	(300)	$12.38

Unvested at December 31, 2008	179,580	$12.29

Granted	16,583	9.43
Vested	(44,040)	12.31
Forfeited	(12,940)	$12.37

Unvested at December 31, 2009	139,183	$11.94

Expected future compensation expense relating to the 139,183 restricted shares at December 31, 2009 is $1.6 million over a weighted average period of 2.9 years.

NOTE 10—INCOME TAXES

The components of income tax (benefit) expense for the years ended December 31, 2009, 2008 and 2007 are as follows (in thousands):

	December 31,
	2009	2008	2007
Federal:
Current	$2,305	$1,323	$596
Deferred	(3,138)	(1,159)	(141)

	(833)	164	455

State:
Current	2	1	5
Deferred	4	—	—

	6	1	5

	$(827)	$165	$460

FOX CHASE BANCORP, INC.

The provision for income taxes differs from the statutory rate of 34% due to the following (in thousands):

	December 31,
	2009	2008	2007
Federal income tax at statutory rate of 34%	$(631)	$469	$813
Tax exempt interest, net	(164)	(181)	(265)
Bank-owned life insurance	(154)	(154)	(149)
ESOP compensation expense	—	19	39
Equity incentive plans	83	—	—
Other, net	37	12	17
State taxes	(58)	(121)	(43)
Increase in valuation allowance	60	121	48

Total (benefit) provision	$(827)	$165	$460

Effective tax rate	44.58%	11.96%	19.25%

The net deferred tax asset consisted of the following components as of December 31, 2009 and 2008 (in thousands):

	December 31,
	2009	2008
Deferred tax assets:
Allowance for loan losses, net	$5,098	$2,128
Nonaccrual interest	299	56
Unrealized losses on securities available-for-sale	—	14
Accrued compensation	30	106
Organizational costs	1	2
Equity incentive plans	360	247
Accrued expenses	12	6
Deferred lease liability	33	39
Impairment loss on investments	54	—
Charitable contribution carryover	89	340
State net operating loss carryforward	857	797

	6,833	3,735
Valuation allowance	(857)	(797)

	5,976	2,938

Deferred tax liabilities:
Prepaid expense deduction	212	157
Mortgage servicing rights	232	282
Loan origination costs	108	135
Deferrable earnings on investments	22	—
Depreciation of premises and equipment	413	495
Unrealized gains on securities available-for-sale	3,522	—

	4,509	1,069

Net Deferred Tax Asset	$1,467	$1,869

FOX CHASE BANCORP, INC.

Based on the Company’s history of prior earnings and its expectation of future taxable income, management anticipates that it is more likely than not that the above deferred tax assets will be realized, except for the state net operating loss carryforward.

Retained earnings include $6.0 million at December 31, 2009, 2008 and 2007, for which no provision for federal income tax has been made. This amount represents deductions for bad debt reserves for tax purposes, which were only allowed to savings institutions that met certain criteria prescribed by the Internal Revenue Code of 1986, as amended. The Small Business Job Protection Act of 1996 (the “Act”) eliminated the special bad debt deduction granted solely to thrifts. Under the terms of the Act, there would be no recapture of the pre-1988 (base year) reserves. However, these pre-1988 reserves would be subject to recapture under the rules of the Internal Revenue Code if the Company pays a cash dividend in excess of earnings and profits, or liquidates.

The Company had a charitable contribution carryover of $261,000 as of December 31, 2009, resulting in a deferred tax asset of $89,000. Utilization of this carryover is limited to 10% of taxable income on an annual basis. Such carryover will expire on December 31, 2011, if not utilized.

Approximately $857,000 of gross deferred tax assets were related to state tax net operating losses at December 31, 2009. The Company has assessed a valuation allowance of $857,000 on this entire deferred tax asset due to an expectation of such net operating losses expiring before being utilized. The Company has $12.2 million of state net operating losses as of December 31, 2009, which will begin to expire in 2010 if not utilized.

As of December 31, 2009 and prior periods, the Company had no material unrecognized tax benefits or accrued interest and penalties. The Company’s policy is to account for interest as a component of interest expense and penalties as a component of other expense. Federal and state tax years 2006 through 2008 were open for examination as of December 31, 2009.

NOTE 11—COMMITMENTS AND CONTINGENCIES

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

A summary of the Company’s financial instrument commitments at December 31, 2009 and 2008 is as follows (in thousands):

	December 31,
	2009	2008
Commitments to grant loans	$56,354	$54,393
Unfunded commitments under lines of credit	67,252	37,382
Standby letters of credit	254	3

	$123,860	$91,778

FOX CHASE BANCORP, INC.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation. Collateral held varies, but includes principally residential or commercial real estate. Fixed rate commitments to grant loans were $19.8 million and $10.2 million as of December 31, 2009 and December 31, 2008, respectively. The interest rates on these fixed rate loans ranged from 4.50% to 7.75% as of December 31, 2009 and 6.25% to 7.75% as of December 31, 2008.

Legal Proceedings

The Company is periodically subject to various pending and threatened legal actions, which involve claims for monetary relief. Based upon information presently available to the Company, it is the Company’s opinion that any legal and financial responsibility arising from such claims will not have a material adverse effect on the Company’s results of operations.

Data Processing

The Company has entered into contracts with third-party providers to manage the Company’s network operations, data processing and other related services. The projected amount of the Company’s future minimum payments contractually due after December 31, 2009 is as follows (in thousands):

Year	Amount
2010	$1,640
2011	1,578
2012	1,381
2013	1,381
2014	—

NOTE 12—STOCKHOLDERS’ EQUITY

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth below) of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets, and of Tier 1 capital to total assets, as defined. Management believes, as of December 31, 2009, that the Bank meets all capital adequacy requirements to which it was subject.

As of December 31, 2009, the Bank is categorized as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s category.

FOX CHASE BANCORP, INC.

The Bank’s actual capital amounts and ratios at December 31, 2009 and 2008 and the minimum amounts and ratios required for capital adequacy purposes and to be well capitalized under the prompt corrective action provisions are as follows:

	Actual		For Capital Adequacy Purposes			To be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio		Amount	Ratio
	(Dollars in Thousands)
December 31, 2009
Total risk-based capital (to risk-weighted assets)	$107,092	16.57%	$≥51,707	≥	8.0%	$≥64,634	≥	10.0%
Tier 1 capital (to risk-weighted assets)	99,592	15.41	≥25,854	≥	4.0	≥38,780		≥6.0
Tier 1 capital (to adjusted assets)	99,592	8.51	≥46,809	≥	4.0	≥58,511		≥5.0

December 31, 2008
Total risk-based capital (to risk-weighted assets)	$106,094	19.25%	$≥44,090	≥	8.0%	$≥55,113	≥	10.0%
Tier 1 capital (to risk-weighted assets)	99,834	18.11	≥22,045	≥	4.0	≥33,068		≥6.0
Tier 1 capital (to adjusted assets)	99,834	10.70	≥37,305	≥	4.0	≥46,631		≥5.0

The Company’s ability to pay dividends is limited by statutory and regulatory requirements. The Company may not declare nor pay dividends on its stock if such declaration or payment would violate statutory or regulatory requirements. During 2007, the Bancorp purchased 287,500 shares of common stock to fund its equity incentive plan for $3.7 million which was recorded as common stock acquired by stock benefit plans on the Bancorp’s statements of condition. Additionally, the Bancorp repurchased 457,372, 286,191 and 327,000 shares of common stock during the years ended December 31, 2009, 2008 and 2007, respectively, in conjunction with stock repurchase programs. The purchases were recorded as treasury stock, at cost, on the Company’s statements of condition in the amounts of $4.5 million, $3.4 million and $3.9 million at December 31, 2009, 2008 and 2007, respectively.

NOTE 13—FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at December 31, 2009 and 2008:

Cash and Cash Equivalents

The carrying amounts of cash and cash equivalents approximate their fair value.

FOX CHASE BANCORP, INC.

Investment and Mortgage Related Securities—Available-for-Sale

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

Loans Receivable, Net

For variable-rate loans that reprice frequently and that entail no significant changes in credit risk, fair values are based on carrying values. To determine the fair values of loans that are not impaired, we employ discounted cash flow analyses that use interest rates and terms similar to those currently being offered to borrowers. This methodology is consistent with the guidance in ASC 825-10-55-3 “Financial Instruments,” and we believe our disclosures provide fair value that is more indicative of an entry price. We do not record loans at fair value on a recurring basis. We record fair value adjustments to loans on a nonrecurring basis to reflect full and partial charge-offs due to impairment. For impaired loans, we use a variety of techniques to measure fair value, such as using the current appraised value of the collateral, discounting the contractual cash flows, and analyzing market data that we may adjust due to specific characteristics of the loan or collateral.

Federal Home Loan Bank Stock

The fair value of the Federal Home Loan Bank stock is assumed to equal its cost, since the stock is nonmarketable but redeemable at its par value.

Mortgage Servicing Rights

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

FOX CHASE BANCORP, INC.

Off-Balance Sheet Financial Instruments

Fair value of commitments to extend credit are estimated using the fees currently charged to enter into similar agreements, taking into account market interest rates, the remaining terms and present credit worthiness of the counterparties.

The estimated fair values of the Company’s financial instruments at December 31, 2009 and 2008 were as follows (in thousands):

	December 31,
	2009		2008
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$65,418	$65,418	$3,944	$3,944
Investment securities available-for-sale	19,548	19,548	25,041	25,041
Private label residential mortgage related security	195	195	269	269
Private label commercial mortgage related securities	17,833	17,833	7,304	7,304
Agency residential mortgage related securities	384,891	384,891	262,109	262,109
Loans receivable, net	631,296	624,966	588,975	588,416
Federal Home Loan Bank stock	10,435	10,435	9,707	9,707
Accrued interest receivable	4,467	4,467	3,721	3,721
Mortgage servicing rights	683	703	827	836

Financial liabilities:
Savings and club accounts	51,563	51,563	51,196	51,196
Demand, NOW and money market deposits	282,688	282,688	183,341	183,341
Certificates of deposit	524,026	530,946	373,935	378,961
Federal Home Loan Bank advances	137,165	144,124	146,379	134,585
Other borrowed funds	50,000	47,529	50,000	47,631
Accrued interest payable	696	696	727	727

Off-balance sheet instruments	—	929	—	688

The Company determines the fair value of investments using three levels of input:

Level 1—Inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that are accessible at the measurement date.

Level 2—Inputs are other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3—Valuations are observed from unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The Company classified three types of financial instruments as Level 3 as of December 31, 2009. The first instrument is a private label collateralized mortgage obligation (“CMO”), the fair value of which, unlike U.S. agency mortgage related securities, is more difficult to determine because they are not actively traded in securities markets. The second type of instrument includes six private label commercial mortgage backed securities (“CMBS”), the fair value of which is also more difficult to determine because they are not actively

FOX CHASE BANCORP, INC.

traded in securities markets. The third instrument is a loan, which was recorded at fair value when the Company adopted ASC Topic 820 “Fair Value Measurements and Disclosures,” since lending credit risk is not an observable input for this individual commercial loan (see Note 3). The net unrealized loss, including other-than-temporary impairment in accumulated other comprehensive income, in the private label CMO was $433,000 and $620,000 at December 31, 2009 and 2008, respectively. The unrealized loss in the private label CMBS portfolio was $23,000 at December 31, 2009 compared to $2.7 million at December 31, 2008. The unrealized gain on the loan was $125,000 at December 31, 2009 compared to $236,000 at December 31, 2008.

The following tables, which set forth the Company’s fair value measurements included in the financial statements at December 31, 2009 and 2008, include (1) investment securities and mortgage related securities available-for-sale; (2) the two financial instruments, associated with the interest rate swap agreement as discussed in Note 2 and (3) tranches of MSRs recorded at fair value.

The following measures were made on a recurring basis:

Description	As of December 31, 2009	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
	(In Thousands)
Obligations of U.S. government agencies	$306	$—	$306	$—
State and political subdivisions	9,292	—	9,292	—
Corporate securities	9,950	—	9,950	—
Private label residential mortgage related security	195	—	—	195
Private label commercial mortgage related securities	17,833	—	—	17,833
Agency residential mortgage related securities	384,891	—	384,891	—
Loan (1)	1,259	—	—	1,259
Swap contract (1)	(125)	—	(125)	—

Total	$423,601	$—	$404,314	$19,287

(1)	Such financial instruments are recorded at fair value as further described in Note 3.

The following measures were made on a non-recurring basis:

The loan was partially charged off at December 31, 2009, based on the loan’s fair value, less cost to sell. Fair value was based on a sales agreement, which closed in January 2010, a Level 3 input. These amounts do not include fully charged-off loans, because we carry fully charged-off loans at zero on our balance sheet. Also, according to AC 820, measurements for impaired loans that are determined using a present value technique are not considered fair value measurements under the standard and, therefore, are not included.

FOX CHASE BANCORP, INC.

For assets acquired through foreclosure, we used Level 3 inputs, which consist of appraisals. Assets acquired through foreclosure are recorded on our balance sheet at fair value, net of costs to sell, when we obtain control of the property.

Description	As of December 31, 2009	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
	(In Thousands)
Loan (1)	$770	$—	$—	$770
Mortgage servicing rights	621	—	621	—
Assets acquired through foreclosure (1)	4,052	—	—	4,052

Total	$5,443	$—	$621	$4,822

(1)	The non-recurring level 3 assets were added in 2009 as a result of loan impairment or transfer to assets acquired through foreclosure.

The following measures were made on a recurring basis:

Description	As of December 31, 2008	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
	(In Thousands)
State and political subdivisions	$14,463	$—	$14,463	$—
Corporate securities	10,578	—	10,578	—
Private label residential mortgage related security	269	—	—	269
Private label commercial mortgage related securities	7,304	—	—	7,304
Agency residential mortgage related securities	262,108	—	262,108	—
Loan (1)	1,425	—	—	1,425
Mortgage servicing rights	735	—	735	—
Swap contract (1)	(236)	—	(236)	—

Total	$296,646	$—	$287,648	$8,998

(1)	Such financial instruments are recorded at fair value as further described in Note 3.

The following measures were made on a non-recurring basis:

Description	As of December 31, 2008	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
	(In Thousands)
Mortgage servicing rights	$735	$—	$735	$—

Total	$735	$—	$735	$—

FOX CHASE BANCORP, INC.

The following table includes a roll forward of the financial instruments which fair value is determined using Significant Other Unobservable Inputs (Level 3) for the period of January 1, 2008 to December 31, 2009.

	Private Label Residential Mortgage Security	Private Label Commercial Mortgage Securities	Loan	Total
Beginning balance, January 1, 2008	$1,208	$—	$1,302	$2,510
Payments received	(289)	—	(54)	(343)
Premium amortization	(1)	(20)	—	(21)
Increase/(decrease) in value	(649)	(2,725)	177	(3,197)
Reclassification to Level 3	—	10,049	—	10,049

Ending balance, December 31, 2008	$269	$7,304	$1,425	$8,998

Purchases	—	8,213	—	8,213
Payments received	(104)	(792)	(55)	(951)
Premium accretion	—	137	—	137
Increase/(decrease) in AOCI	187	2,971	(111)	3,047
Decrease in OTTI	(157)	—	—	(157)
Reclassification to Level 3	—	—	—	—

Ending balance, December 31, 2009	$195	$17,833	$1,259	$19,287

The Company utilizes one external pricing service (“primary pricing service”) as the provider of pricing on the investment portfolio on a quarterly basis. We generally obtain one quote per investment security. We review the estimates of fair value provided by the pricing service to determine if they are representative of fair value based upon our general knowledge of market conditions and relative changes in interest rates and the credit environment. The Company made no adjustments to the values obtained from the primary pricing service. The Company will be evaluating the appropriateness of the identified Level 1, 2 or 3 classifications on a recurring basis.

FOX CHASE BANCORP, INC.

NOTE 14—COMPREHENSIVE INCOME

Comprehensive income for the years ended December 31, 2009, 2008 and 2007 is as follows (in thousands):

	December 31,
	2009	2008	2007
Net (loss) income	$(1,028)	$1,215	$1,930
Other comprehensive income (loss):
Unrealized holding gains (losses) arising during the period, net of tax (benefit) (2009—$4,023, 2008—$(307), 2007—$860)	7,483	(504)	1,616
Non-credit related unrealized loss on other-than temporary impaired securities (net of taxes of $(152) for the year ended December 31, 2009)	(296)	—	—
Less: Reclassification adjustment for net investment securities gains included in net income, net of taxes (2009—$335, 2008—$40, 2007—$44)	649	78	86
Plus: Amortization of pension actuarial loss, net of taxes of $2 in 2008 and $3 in 2007	—	4	7
Reversal of actuarial losses from pension plan settlement, net of taxes of $45 for the year ended December 31, 2008	—	87	—

Other comprehensive income (loss)	6,538	(491)	1,537

Comprehensive income	$5,510	$724	$3,467

NOTE 15—RELATED PARTY TRANSACTIONS

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

There were no loans to directors and executive officers as of December 31, 2009 and 2008.

During 2009 and 2008, the Bank engaged in certain business activities with Philadelphia Mortgage Advisors, Inc. (“PMA”). These activities included providing a warehouse line of credit to PMA, as well as acquiring residential mortgage and home equity loans from PMA. The Bank recorded interest income from PMA on the warehouse line of $180,000 and $80,000 for the years ended December 31, 2009 and 2008, respectively, as well as loan satisfaction fees, which are recorded in service charges and other fee income, from PMA of $54,000 and $16,000 for the years ended December 31, 2009 and 2008, respectively. In addition, the Bank acquired total loans from PMA of $49.0 million and $68.0 million for the years ended December 31, 2009 and 2008, respectively, which includes the cost of the loans. The Company eliminates intercompany profits and losses until realized by the Company.

NOTE 16—ACCOUNTING PRONOUNCEMENTS

FASB Accounting Standards Codification (ASC) Topic 105—Generally Accepted Accounting Principles (Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162) (ASC 105). This accounting guidance was originally issued in June 2009 and is now incorporated in ASC 105. The guidance identifies the FASB Accounting Standards Codification (Codification) as the single source of authoritative U.S. Generally Accepted Accounting Principles (GAAP) recognized by the FASB to be applied by

FOX CHASE BANCORP, INC.

nongovernmental entities. The Codification reorganizes all previous GAAP pronouncements into roughly 90 accounting topics and displays all topics using a consistent structure. All existing standards that were used to create the Codification have been superseded, replacing the previous references to specific Statements of Financial Accounting Standards (SFAS) with numbers used in the Codification’s structural organization. The guidance is effective for interim and annual periods ending after September 15, 2009. After September 15, only one level of authoritative GAAP exists, other than guidance issued by the Securities and Exchange Commission (SEC). All other accounting literature excluded from the Codification is considered non-authoritative. The adoption of the Codification does not have a material impact on the Company’s consolidated financial statements.

ASC Topic 860—Servicing Assets and Liabilities (SFAS No. 156, Accounting for Servicing of Financial Assets, an amendment of SFAS No. 140.) (ASC 860) This accounting guidance was originally issued in March 2006 and is now included in ASC 860. The guidance was issued with respect to the accounting for separately recognized servicing assets and servicing liabilities by requiring an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract; requires all separately recognized servicing assets and liabilities to be initially measured at fair value, if practical; and permits an entity to choose either of the following methods by which it will subsequently measure each class of separately recognized servicing assets and liabilities:

1.	Amortization method—Amortize the servicing assets or liabilities in proportion to and over the period of estimated net servicing income or loss and assess servicing assets and liabilities for impairment or an increase in obligation based on the fair value at each reporting period.

2.	Fair value measurement method—Measure servicing assets or liabilities at fair value at each reporting date and report changes in fair value in earnings in the period in which the change occurs.

The Company uses the amortization method.

ASC Topic 820—Fair Value Measurements and Disclosures (SFAS No. 157 Fair Value Measurement) (ASC 820) This accounting guidance was originally issued in September 2006 and is now incorporated in ASC 820. This provides guidance for using fair value to measure assets and liabilities, but does not expand the use of fair value in any circumstance. The guidance also requires expanded disclosures about the extent to which a company measures assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on an entity’s financial statements. The provisions apply when other guidance requires or permits assets and liabilities to be measured at fair value. The Fair Value Topic is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with early adoption permitted. The Company adopted the provisions on January 1, 2008, and the effect of adoption on the consolidated financial statements was not material. Additionally, in February 2008, the FASB issued FSP 157-2, “Effective Date of FASB Statement No. 157”, also codified in the Fair Value Topic, which delays the effective date for non-recurring, non-financial instruments to fiscal years beginning after November 15, 2008. The Company adopted this statement in 2009 as disclosed in Note 13.

ASC Topic 820—Fair Value Measurements and Disclosures (SFAS No. 159 The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115 (SFAS 159)) (ASC 820) This accounting guidance was originally issued in February 2007 and is now incorporated in ASC 820. This guidance permits entities to choose to measure many financial instruments and certain other items at fair value and amends SFAS 115 to, among other things, require certain disclosures for amounts for which the fair value option is applied. This guidance is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company adopted this statement in 2008 as discussed in Note 13.

ASC Topic 718—Compensation—Stock Compensation (EITF Issue No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities) (ASC 718) This accounting guidance was originally issued in June 2008 and is now incorporated in ASC 718. This guidance

FOX CHASE BANCORP, INC.

requires companies to include participating share-based payment transactions, prior to vesting, in the earnings allocation in computing earnings per share. This guidance defines participating share-based payment awards as those that contain nonforfeitable rights to dividends, even if granted prior to when an award vests. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008, or the Company’s March 31, 2009 quarterly report on Form 10-Q. The Company adopted the guidance in 2009 and it did not have a material effect on the Company’s financial position or results of operations.

ASC Topic 810—Consolidation—Variable Interest Entities (FASB Staff Position No. FAS 140-4 and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities) (ASC 810). This accounting guidance was originally issued in December 2008 and is now incorporated in ASC 810. This guidance requires companies to disclose additional information about transfers of financial assets and interests in variable interest entities, including the following: a transferor’s continuing involvement in financial assets that it has transferred in a securitization or asset-backed financing arrangement, the nature of any restrictions and the carrying amounts of any assets held by an entity that relate to a transferred asset and how servicing assets and liabilities are reported under Statement 140. This guidance is effective for the first reporting period ending after December 15, 2008, or December 31, 2008 for the Company. See Note 4, “Mortgage Servicing Activity” for additional disclosures related to the Company’s MSRs.

ASC Topic 825—Financial Instruments (FSP FAS 107-1 and APB 28-1 Interim Disclosures about Fair Value of Financial Instruments) (ASC 825) This accounting guidance was originally issued in April 2009 and is now incorporated in ASC 825. This guidance requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. All publicly traded companies are required to include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. This guidance is effective for interim reporting periods ending after June 15, 2009. The Company adopted this statement as June 30, 2009 and has made the required disclosures in Note 13.

ASC Topic 320—Investments—Debt and Equity Securities (FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments) (ASC 320). This accounting guidance was originally issued in April 2009 and is now incorporated in ASC 320. The guidance amends the previous other-than-temporary impairment (OTTI) guidance for debt securities and incorporated additional presentation and disclosure requirements for both debt and equity securities. The guidance is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. As discussed in Note 2, the Company adopted this statement as of June 30, 2009. Since the Company has not had any other-than-temporary impairment as of March 31, 2009, no cumulative-effect adjustments were required to be recorded at adoption.

ASC Topic 820—Fair Value Measurements and Disclosures (Staff Position (FSP) FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly) (ASC 820). This accounting guidance was originally issued in April 2009 and is now incorporated in ASC 820. The guidance reaffirms the exit price fair value measurement concept and also provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. The guidance was effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. The Company adopted this statement as of June 30, 2009 and such adoption did not have an impact on the results of operations or financial position.

ASC Topic 815—Derivatives and Hedging (SFAS No. 161 Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133). (ASC 815) This accounting guidance was originally issued in March 2008 and is now incorporated in ASC 815. This guidance changes the disclosure

FOX CHASE BANCORP, INC.

requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This guidance is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company adopted this guidance in the first quarter of 2009. The additional disclosure required regarding the Bank’s one interest rate swap agreement has been provided in Note 3—Loans.

ASC Topic 860—Transfers and Servicing (Statement No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140) (ASC 860). This accounting guidance was originally issued in June 2009 and is now incorporated in ASC 860. The guidance amends the derecognition guidance and eliminates the concept of qualifying special-purpose entities (“QSPEs”). ASC 860 is effective for fiscal years and interim periods beginning after November 15, 2009. Early adoption is prohibited. The Company will adopt this guidance on January 1, 2010 and has not yet determined the effect of the adoption on its consolidated financial statements.

ASC Topic 810—Consolidation (Statement No. 167, Amendments to FASB Interpretation No. 46R) (ASC 810) This accounting guidance was originally issued in June 2009 and is now incorporated in ASC 810. The guidance amends the consolidation guidance applicable to variable interest entities (“VIE”s). An entity would consolidate a VIE, as the primary beneficiary, when the entity has both of the following characteristics: (a) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (b) the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE. Ongoing reassessment of whether an enterprise is the primary beneficiary of a VIE is required. This guidance is effective for fiscal years and interim periods beginning after November 15, 2009. The Company will adopt ASC 810 on January 1, 2010 and has not yet determined the effect of the adoption on its consolidated financial statements.

Accounting Standards Update (ASU) 2010-05—Fair Value Measurements and Disclosures (Topic 820): Measuring Liabilities at Fair Value. The ASU amends Subtopic 820-10 to clarify certain issues with the accounting guidance for determining the fair value of liabilities. Specifically, the guidance states that, when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustments to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The guidance also provides clarification on measuring liabilities at fair value when a quoted price in an active market is not available. In such circumstances, the ASU specifies that a valuation technique should be applied that uses either the quoted prices of the liability when traded as an asset, the quoted prices for similar liabilities or similar liabilities when traded as assets, or another valuation technique consistent with existing fair value measurement guidance. The amendments are effective for annual or interim reporting periods beginning after December 15, 2009. The Company is in the process of reviewing the potential impact of ASU 2010-05; however, the adoption of this ASU is not expected to have a material impact to the financial statements.

Accounting Standards Update (ASU) 2010-06—Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. The ASU amends Subtopic 820-10 with new disclosure requirements and clarification of existing disclosure requirements. New disclosures required include the amount of significant transfers in and out of levels 1 and 2 fair value measurements and the reasons for the transfers. In addition, the reconciliation for level 3 activity will be required on a gross rather than net basis. The ASU provides additional guidance related to the level of disaggregation in determining classes of assets and liabilities and disclosures about inputs and valuation techniques. The amendments are effective for annual or interim reporting periods beginning after December 15, 2009, except for the requirement to provide the reconciliation for level 3 activity on a gross basis, which will be effective for fiscal years beginning after December 15, 2010. The Company is in the process of reviewing the potential impact of ASU 2010-06; however, the adoption of this ASU is not expected to have a material impact to the financial statements.

FOX CHASE BANCORP, INC.

NOTE 17—PARENT COMPANY ONLY FINANCIAL STATEMENTS

The following condensed financial statements for Fox Chase Bancorp, Inc. (parent company only) reflect the investment in its wholly owned subsidiary, Fox Chase Bank, using the equity method of accounting.

CONDENSED BALANCE SHEET

	December 31,
	2009	2008
	(In Thousands)
Assets
Cash and due from banks	$9	$12
Interest-earning deposits with banks	12,436	16,221

Total cash and cash equivalents	12,445	16,233
Investment in subsidiary	106,136	99,838
Deferred tax asset, net	89	340
Due from subsidiary	425	149
ESOP loan	4,541	4,790
Other assets	62	—

Total Assets	123,698	121,350

Liabilities and stockholders’ equity
Other liabilities	64	130

Total Liabilities	64	130

Stockholders’ Equity	123,634	121,220

Total Liability and Stockholders’ Equity	$123,698	$121,350

CONDENSED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2009	2008	2007
	(In Thousands)
Income
Interest on deposits with banks	$234	$463	$986
Interest on ESOP loan	395	414	432
Gain on sale of stock	—	—	18
Other income	—	—	1

Total Income	629	877	1,437

Expenses
Other expenses	789	869	1,318

Total Expenses	789	869	1,318

(Loss) income before income tax (benefit) expense and equity in undistributed net earnings of subsidiary	(160)	8	119

Income tax (benefit) expense	(54)	3	45

(Loss) income before equity in undistributed net (loss) earnings of subsidiary	(106)	5	74

Equity in undistributed net (loss) earnings of subsidiary	(922)	1,210	1,856

Net (Loss) Income	$(1,028)	$1,215	$1,930

FOX CHASE BANCORP, INC.

CONDENSED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2009	2008	2007
	(In Thousands)
Cash Flows From Operating Activities

Net (loss) income	$(1,028)	$1,215	$1,930
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Equity in undistributed (earnings) loss of subsidiary	922	(1,210)	(1,856)
Net realized gain on sale of securities	—	—	(18)
Decrease in deferred tax asset	251	143	—
Increase in due from subsidiary	(75)	(148)	—
Increase in other assets	(62)	—	—
(Decrease)/ increase in other liabilities	(66)	(259)	196

Net Cash (Used) Provided by Operating Activities	(58)	(259)	252

Cash Flows From Investing Activities
Investment securities, available for sale:
Purchases	—	—	(89)
Proceeds from sales	—	—	107
Loan payment received on ESOP loan	249	229	213

Net Cash Provided by Investing Activities	249	229	231

Cash Flows From Financing Activities
Repurchase of treasury shares	(4,521)	(3,369)	(3,924)
Receipt from subsidiary related to vesting of stock in equity incentive plan	542	503	—
Acquisition of stock to fund equity incentive plan	—	—	(3,745)

Net Cash Used by Financing Activities	(3,979)	(2,866)	(7,669)

Net Decrease in Cash and Cash Equivalents	(3,788)	(2,896)	(7,186)
Cash and Cash Equivalents—Beginning	16,233	19,129	26,315

Cash and Cash Equivalents—Ending	$12,445	$16,233	$19,129

FOX CHASE BANCORP, INC.

NOTE 18—QUARTERLY FINANCIAL DATA (UNAUDITED)

The following represents summarized quarterly financial data of Fox Chase Bancorp, Inc. and subsidiary, which, in the opinion of management, reflects all adjustments (comprising only normal recurring accruals) necessary for a fair presentation. The Company reported a net loss of $2.4 million for the quarter ended December 31, 2009 and $93,000 for the quarter ended December 31, 2008.

The net loss for the quarter ended December 31, 2009 included a provision for loan losses of $6.6 million, which was a result of: (1) specific provisions for impairments on nonperforming construction and commercial loans totaling $4.9 million based primarily on appraisals; (2) specific provisions for impairments on residential mortgages and consumer loans totaling $750,000, primarily related to three loans; (3) an increase in general reserves on construction and commercial loans, primarily related to downgrades in internal risk ratings on existing credits, totaling $800,000; and (4) an increase in general reserves on residential mortgages and consumer loans totaling $150,000.

The net loss for the quarter ended December 31, 2008 included a provision for loan losses of $2.0 million, which was a result of: (1) specific provisions for impairments on nonperforming construction and commercial downgrades to existing credits, primarily in the residential real estate development portfolio; (2) increases to loss factors for classified loans and the construction loan portfolio; and (3) the establishment of a specific reserve of $624,000 related to a residential housing development located in southern New Jersey.

Three Months Ended	12/31/2009	9/30/2009	6/30/2009	3/31/2009	12/31/2008	9/30/2008	6/30/2008	3/31/2008
	(In Thousands, except per share data)
Interest income	$13,207	$13,331	$12,921	$11,939	$12,038	$11,597	$10,995	$11,254
Interest expense	6,769	7,248	7,480	6,138	6,110	5,778	5,854	6,319

Net interest income	6,438	6,083	5,441	5,801	5,928	5,819	5,141	4,935
Provision for loan losses	6,640	1,450	567	395	2,000	500	225	175

Net interest income after provision for loan losses	(202)	4,633	4,874	5,406	3,928	5,319	4,916	4,760
Noninterest income	1,098	1,323	999	347	250	359	403	393
Noninterest expense	4,636	5,254	5,492	4,951	4,481	4,789	4,956	4,722

(Loss) income before taxes	(3,740)	702	381	802	(303)	889	363	431
Income tax (benefit) provision	(1,300)	189	83	201	(210)	230	59	86

Net (loss) income	$(2,440)	$513	$298	$601	$(93)	$659	$304	$345

Per Common Share Data
Weighted average common shares—basic	12,993,455	13,039,651	13,202,176	13,301,462	13,374,389	13,416,015	13,491,869	13,536,245
Weighted average common shares—diluted	13,011,579	13,058,089	13,222,211	13,319,781	13,401,414	13,442,841	13,539,152	13,561,363

Net (loss) income per share—basic	$(0.19)	$0.04	$0.02	$0.05	$(0.01)	$0.05	$0.02	$0.03
Net (loss) income per share—diluted	$(0.19)	$0.04	$0.02	$0.05	$(0.01)	$0.05	$0.02	$0.03

FOX CHASE BANCORP, INC.

NOTE 19—SUBSEQUENT EVENTS

On March 10, 2010, the Company, the Bank and Fox Chase MHC adopted a Plan of Conversion and Reorganization (the “Plan of Conversion”) pursuant to which the Bank will reorganize from the two-tier mutual holding company structure to the stock holding company structure. Pursuant to the Plan of Conversion, (1) Fox Chase MHC will merge with and into the Company, with the Company being the surviving entity (the “MHC Merger”), (2) the Company will merge with and into a newly formed Maryland corporation named Fox Chase Bancorp, Inc. (the “Holding Company”), (3) the shares of common stock of the Company held by persons other than Fox Chase MHC (whose shares will be canceled) will be converted into shares of common stock of new Fox Chase Bancorp pursuant to an exchange ratio designed to preserve the percentage ownership interests of such persons, (4) the Bank will issue all of its capital stock to new Fox Chase Bancorp and (5) new Fox Chase Bancorp will offer and sell shares of the common stock to certain depositors and borrowers of the Bank and others in the manner and subject to the priorities set forth in the Plan of Conversion.

In connection with the Plan of Conversion, shares of the Company’s common stock currently owned by Fox Chase MHC will be canceled and new shares of common stock, representing the approximate 59.9% ownership interest of Fox Chase MHC, will be offered for sale by new Fox Chase Bancorp. Concurrent with the completion of the conversion and offering , the Company’s existing public shareholders will receive shares of new Fox Chase Bancorp’s common stock for each share of the Company’s common stock they own at that date, based on an exchange ratio to ensure that they will own approximately the same percentage of the new Fox Chase Bancorp’s common stock as they owned of the Company’s common stock immediately before the conversion and offering.

At the time of the conversion, liquidation accounts shall be established in an amount equal to the percentage of the outstanding shares of the Company owned by the Fox Chase MHC before the MHC Merger, multiplied by the Company’s total stockholders’ equity as reflected in the latest statement of financial condition used in the final offering prospectus for the conversion plus the value of the net assets of Fox Chase MHC as reflected in the latest statement of financial condition of the Fox Chase MHC prior to the effective date of the conversion. The liquidation accounts will be maintained for the benefit of eligible account holders and supplemental eligible account holders (collectively, “eligible depositors”) who continue to maintain their deposit accounts in the Bank after the conversion. In the event of a complete liquidation of the Bank or the Bank and the Holding Company (and only in such event), eligible depositors who continue to maintain accounts shall be entitled to receive a distribution from the liquidation account before any liquidation may be made with respect to common stock. Neither the Holding Company nor the Bank may declare or pay a cash dividend if the effect thereof would cause its equity to be reduced below either the amount required for the liquidation account or the regulatory capital requirements imposed by the Office of Thrift Supervision.

The transactions contemplated by the Plan of Conversion are subject to approval by the shareholders of the Company, the members of Fox Chase MHC and the Office of Thrift Supervision. Meetings of the Company’s shareholders and Fox Chase MHC’s members are expected be held to approve the plan in the second quarter of 2010. If the conversion and offering are completed, eligible conversion and offering costs will be netted against the offering proceeds. If the conversion and offering are terminated, such costs will be expensed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOX CHASE BANCORP, INC.

Date: March 12, 2010	By:	/s/ Thomas M. Petro
Thomas M. Petro
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Thomas M. Petro	President, Chief Executive Officer and Director	March 12, 2010
Thomas M. Petro	(principal executive officer)

/s/ Roger S. Deacon	Chief Financial Officer	March 12, 2010
Roger S. Deacon	(principal accounting and financial officer)

/s/ Roger H. Ballou	Director	March 12, 2010
Roger H. Ballou

/s/ Richard E. Bauer	Director	March 12, 2010
Richard E. Bauer

/s/ Todd S. Benning	Director	March 12, 2010
Todd S. Benning

/s/ Richard M. Eisenstaedt	Director	March 12, 2010
Richard M. Eisenstaedt

/s/ Anthony A. Nichols, Sr.	Director	March 12, 2010
Anthony A. Nichols, Sr.

/s/ RoseAnn B. Rosenthal	Director	March 12, 2010
RoseAnn Rosenthal

/s/ Peter A. Sears	Director	March 12, 2010
Peter A. Sears