Form 10-K/A
Fox Chase Bancorp Inc
filed 2010-04-07
CIK 1359111

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)
(Mark One)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the fiscal year ended December 31, 2009
OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _____________ to _____________

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
Yes ___   No  X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ___ No  X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   X    No ___

      Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ___   No  X

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated Filer [  ]                                                                      Accelerated Filer [   ]
Non-Accelerated Filer [  ]                                                           Smaller Reporting Company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes ___     No  X

The aggregate market value of the voting and non-voting common equity held by nonaffiliates as of June 30, 2009 was approximately $48.7 million.  Solely for purposes of thiscalculation, the shares held by Fox Chase MHC and the directors and officers of the registrant are deemed to be affiliates.

The number of shares outstanding of the registrant’s common stock as of March 3, 2010 was 13,609,187.

DOCUMENTS INCORPORATED BY REFERENCE

   None.

EXPLANATORY NOTE

This Form 10-K/A is being filed by Fox Chase Bancorp, Inc. to correct the box checked on the cover page to indicate that the Company is a smaller reporting company.  The Company erroneously indicated it was an accelerated filer on the cover page of the Form 10-K filed with the Securities and Exchange Commission on March 12, 2010.  There were no other changes to the Form 10-K.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)	The financial statements required in response to this item are incorporated by reference from Item 8 of this Report.

(2)	All financial statement schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(3)	Exhibits

Exhibit No	Description	Incorporated by Reference to
1.1	Engagement Letter by and between Fox Chase MHC, Fox Chase Bancorp, Inc., Fox Chase Bank and Stifel, Nicolaus & Company, Incorporated as marketing agent	Form 10-K for the year ended December 31, 2009 as filed on March 12, 2010
1.2	Engagement Letter by and between Fox Chase MHC, Fox Chase Bancorp, Inc., Fox Chase Bank and Stifel, Nicolaus & Company, Incorporated as records management agent	Form 10-K for the year ended December 31, 2009 as filed on March 12, 2010
2.0	Plan of Conversion and Reorganization	Form 8-K as filed on March 10, 2010
3.1	Charter of Fox Chase Bancorp, Inc.	Form S-1 (Registration No. 333-134160), as amended, as filed on May 16, 2006
3.2	Bylaws of Fox Chase Bancorp, Inc.	Form 8-K as filed on March 10, 2010
4.1	Stock Certificate of Fox Chase Bancorp, Inc.	Form S-1 (Registration No. 333-134160), as amended, as filed on May 16, 2006
10.1	*Form of Fox Chase Bank Employee Stock Ownership Plan and Trust Agreement	Form S-1 (Registration No. 333-134160), as amended, as filed on May 16, 2006
10.2	*Fox Chase Bank 401(k) Profit-Sharing Plan and Trust	Form S-1 (Registration No. 333-134160), as amended, as filed on May 16, 2006
10.3	*Employment Agreement between Thomas M. Petro, Fox Chase Bancorp, Inc. and Fox Chase Bank, as amended and restated	Form 10-K for the year ended December 31, 2008 as filed on March 12, 2009
10.4	*Employment Agreement between Jerry D. Holbrook, Fox Chase Bancorp, Inc. and Fox Chase Bank, as amended and restated	Form 10-K for the year ended December 31, 2008 as filed on March 12, 2009
10.5	*Employment Agreement between Keiron G. Lynch, Fox Chase Bancorp, Inc. and Fox Chase Bank, as amended and restated	Form 10-K for the year ended December 31, 2008 as filed on March 12, 2009
10.6	*Employment Agreement between Roger S. Deacon, Fox Chase Bancorp, Inc. and Fox Chase Bank	Form 10-K for the year ended December 31, 2008 as filed on March 12, 2009
10.7	*Employment Agreement between Michael S. Fitzgerald, Fox Chase Bancorp, Inc. and Fox Chase Bank	Form 10-Q for the quarter ended September 30, 2009 as filed on November 6, 2009
10.8	*Fox Chase Bank Executive Long-Term Incentive Plan	Form S-1 (Registration No. 333-134160), as amended, as filed on May 16, 2006
10.9	*Fox Chase Bank Employee Severance Compensation Plan, as amended and restated	Form S-1 (Registration No. 333-134160), as amended, as filed on May 16, 2006
10.10	*Fox Chase Bancorp, Inc. 2007 Equity Incentive Plan	Definitive Proxy Statement as filed on April 12, 2007
10.11	*Fox Chase Bancorp, Inc. Executive Incentive Compensation Plan	Form 10-K for the year ended December 31, 2009 as filed on March 12, 2010
21.0	List of Subsidiaries	Form 10-K for the year ended December 31, 2009 as filed on March 12, 2010
23.1	Consent of KPMG LLP	Form 10-K for the year ended December 31, 2009 as filed on March 12, 2010
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32	Section 1350 Certification of Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer
_____________________
*           Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOX CHASE BANCORP, INC.

Date April 7, 2010	By:	/s/ Thomas M. Petro
Thomas M. Petro
President and Chief Executive Officer (Duly Authorized Representative)