Form 10-Q
period 2010-03-31
Fox Chase Bancorp Inc
filed 2010-05-17
CIK 1359111

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 7, 2010, there were 13,609,187 shares of the registrant’s common stock outstanding.

FOX CHASE BANCORP, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

FOX CHASE BANCORP, INC.

Consolidated Statements of Condition

(In Thousands, Except Share Data)

	March 31, 2010	December 31, 2009
	(unaudited)

ASSETS
Cash and due from banks	$69	$44
Interest-earning demand deposits in other banks	51,109	65,374

Total cash and cash equivalents	51,178	65,418
Investment securities available-for-sale	18,961	19,548
Mortgage related securities available-for-sale	378,203	402,919
Loans, net of allowance for loan losses of $10,721 at March 31, 2010 and $10,605 at December 31, 2009	645,093	631,296
Assets acquired through foreclosure	5,076	4,052
Federal Home Loan Bank stock, at cost	10,435	10,435
Bank-owned life insurance	12,782	12,667
Premises and equipment	10,996	11,137
Real estate held for investment	1,730	1,730
Accrued interest receivable	4,470	4,467
Mortgage servicing rights, net	652	683
Deferred tax asset, net	1,222	1,467
Other assets	15,625	7,999

Total Assets	$1,156,423	$1,173,818

LIABILITIES AND STOCKHOLDERS’ EQUITY LIABILITIES
Deposits	$846,159	$858,277
Federal Home Loan Bank advances	126,088	137,165
Other borrowed funds	50,000	50,000
Advances from borrowers for taxes and insurance	2,062	2,119
Accrued interest payable	637	696
Accrued expenses and other liabilities	6,238	1,927

Total Liabilities	1,031,184	1,050,184

STOCKHOLDERS’ EQUITY
Preferred stock ($.01 par value; 1,000,000 shares authorized, none issued and outstanding at March 31, 2010 and December 31, 2009)	—	—
Common stock ($.01 par value; 35,000,000 shares authorized, 14,679,750 shares issued and 13,609,187 shares outstanding at March 31, 2010 and December 31, 2009	147	147
Additional paid-in capital	64,227	64,016
Treasury stock, at cost (1,070,563 shares at March 31, 2010 and December 31, 2009)	(11,814)	(11,814)
Common stock acquired by benefit plans	(6,717)	(6,862)
Retained earnings	72,145	71,604
Accumulated other comprehensive income, net	7,251	6,543

Total Stockholders’ Equity	125,239	123,634

Total Liabilities and Stockholders’ Equity	$1,156,423	$1,173,818

See accompanying notes to the unaudited consolidated financial statements.

FOX CHASE BANCORP, INC.

Consolidated Statements of Operations

(Unaudited)

(In Thousands, Except Per Share Data)

	Three Months Ended March 31,
	2010	2009

INTEREST INCOME
Interest and fees on loans	$8,782	$8,377
Interest on money market funds	—	38
Interest on mortgage related securities available-for-sale	3,612	3,255
Interest on investment securities available-for-sale
Taxable	77	124
Nontaxable	89	143
Dividend income	—	1
Other interest income	99	1

Total Interest Income	12,659	11,939

INTEREST EXPENSE
Deposits	4,578	4,379
Federal Home Loan Bank advances	1,217	1,330
Other borrowed funds	427	429

Total Interest Expense	6,222	6,138

Net Interest Income	6,437	5,801
Provision for loan losses	891	395

Net Interest Income after Provision for Loan Losses	5,546	5,406

NONINTEREST INCOME
Service charges and other fee income	253	170
Net gain on sale of loans	—	3
Income on bank-owned life insurance	115	109
Other	35	65

Total Noninterest Income	403	347

NONINTEREST EXPENSE
Salaries, benefits and other compensation	2,983	2,850
Occupancy expense	499	495
Furniture and equipment expense	143	221
Data processing costs	369	385
Professional fees	262	266
Marketing expense	71	84
FDIC premiums	372	241
Other	481	409

Total Noninterest Expense	5,180	4,951

Income Before Income Taxes	769	802
Income tax provision	218	201

Net Income	$551	$601

Earnings per share:
Basic	$0.04	$0.05
Diluted	$0.04	$0.05

See accompanying notes to the unaudited consolidated financial statements.

FOX CHASE BANCORP, INC.

Consolidated Statements of Changes in Equity

Three months ended March 31, 2010

(In Thousands, Unaudited)

	Common Stock	Additional Paid in Capital	Treasury Stock	Common Stock Acquired by Benefit Plans	Retained Earnings	Accumulated Other Comprehensive Income	Total Equity
BALANCE - DECEMBER 31, 2008	$147	$63,516	$(7,293)	$(7,819)	$72,664	$5	$121,220
Purchase of treasury stock, net			(856)				(856)
Stock based compensation expense		243					243
Issuance of stock for vested equity awards		(24)		28	(4)		—
Unallocated ESOP shares committed to employees		(3)		96			93
Shares allocated in long-term incentive plan		26					26
Net income					601		601
Other comprehensive income						2,593	2,593

BALANCE - MARCH 31, 2009	$147	$63,758	$(8,149)	$(7,695)	$73,261	$2,598	$123,920

	Common Stock	Additional Paid in Capital	Treasury Stock	Common Stock Acquired by Benefit Plans	Retained Earnings	Accumulated Other Comprehensive Income, net	Total Equity
BALANCE - DECEMBER 31, 2009	$147	$64,016	$(11,814)	$(6,862)	$71,604	$6,543	$123,634
Stock based compensation expense		229					229
Issuance of stock for vested equity awards		(39)		49	(10)		—
Unallocated ESOP shares committed to employees		(1)		96			95
Shares allocated in long-term incentive plan		22					22
Net income					551		551
Other comprehensive income						708	708

BALANCE - MARCH 31, 2010	$147	$64,227	$(11,814)	$(6,717)	$72,145	$7,251	$125,239

See accompanying notes to the unaudited consolidated financial statements.

FOX CHASE BANCORP, INC.

Consolidated Statements of Cash Flows

(In Thousands)

	Three Months Ended March 31,
	2010	2009
	(Unaudited)
Cash Flows From Operating Activities
Net income	$551	$601
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	891	395
Depreciation	183	238
Net amortization of securities premiums and discounts	1,163	297
Change in benefit for deferred income taxes	(175)	(221)
Stock benefit plans	346	362
Origination of loans held for sale	—	(417)
Proceeds from sales of loans held for sale	—	416
Net gain on sales of loans and loans held for sale	—	(3)
Valuation adjustment on assets acquired through foreclosure	34	—
Earnings on investment in bank-owned life insurance	(115)	(109)
Decrease in mortgage servicing rights	31	71
Increase in accrued interest receivable and other assets	(1,460)	(264)
Increase in accrued interest payable, accrued expenses and other liabilities	4,252	105

Net Cash Provided by Operating Activities	5,701	1,471

Cash Flows from Investing Activities
Equity investment in unconsolidated entity	—	(630)
Investment securities - available for sale:
Purchases	—	(6,781)
Proceeds from maturities, calls and principal repayments	690	505
Mortgage related securities – available for sale:
Purchases	(13,630)	(49,444)
Proceeds from maturities, calls and principal repayments	32,021	14,251
Net increase in loans	(12,424)	(27,613)
Purchases of loans and loan participations	(3,304)	(98)
Purchases of premises and equipment	(42)	(73)

Net Cash Provided (Used) by Investing Activities	3,311	(69,883)

Cash Flows from Financing Activities
Net (decrease) increase in deposits	(12,118)	201,623
Decrease in advances from borrowers for taxes and insurance	(57)	(162)
Principal payments on Federal Home Loan Bank advances	(11,077)	(1,040)
Purchase of treasury stock	—	(856)

Net Cash (Used) Provided by Financing Activities	(23,252)	199,565

Net (Decrease) Increase in Cash and Cash Equivalents	(14,240)	131,153
Cash and Cash Equivalents – Beginning	65,418	3,944

Cash and Cash Equivalents – Ending	$51,178	$135,097

Supplemental Disclosure of Cash Flow Information
Interest paid	$6,281	$6,132

Income taxes paid	$400	$501

Transfers of loans to assets acquired through foreclosure	$1,058	$—

Net charge-offs	$775	$—

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

The Bancorp and the Bank (collectively referred to as the “Company”) provide a wide variety of financial products and services to individuals and businesses through the Bank’s eleven branches in Philadelphia, Richboro, Willow Grove, Warminster, Lahaska, Hatboro, Media and West Chester, Pennsylvania, and Ocean City, Marmora and Egg Harbor Township, New Jersey. The Bank also has an approximately 45% ownership in Philadelphia Mortgage Advisors, Inc. (“PMA”), a licensed mortgage banker located in Blue Bell, Pennsylvania and Ocean City, New Jersey. The operations of the Company are managed as a single business segment. The Company competes with other financial institutions and other companies that provide financial services.

The Company is subject to regulations of certain federal banking agencies. These regulations can and do change significantly from period to period. The Company also undergoes periodic examinations by the Office of Thrift Supervision which may subject them to further changes with respect to asset valuations, amounts of required loan loss allowances and operating restrictions resulting from the regulator’s judgments based on information available to them at the time of its examination.

The consolidated financial statements include the accounts of the Bancorp and the Bank. The Bank’s operations include the accounts of its wholly owned subsidiaries, Fox Chase Financial, Inc. and Fox Chase Service Corporation. Fox Chase Financial, Inc. is a Delaware chartered investment holding company and its sole purpose is to manage and hold investment securities. Fox Chase Service Corporation is a Pennsylvania chartered company and its sole purpose is to make and manage the Bank’s investment in PMA. The consolidated financial statements do not include the transactions and balances of Fox Chase MHC. All material inter-company transactions and balances have been eliminated in consolidation. Prior period amounts are reclassified, when necessary, to conform with the current year’s presentation.

During 2010 and 2009, the Bank engaged in certain business activities with PMA. These activities included providing a warehouse line of credit to PMA, as well as acquiring residential mortgage and home equity loans from PMA. The Bank recorded interest income from PMA on the warehouse line of $33,000 and $44,000 for the three months ended March 31, 2010 and 2009, respectively, as well as loan satisfaction fees, which are recorded in service charges and other fee income, from PMA of $8,000 and $12,000 for the three months ended March 31, 2010 and 2009, respectively. In addition, the Bank acquired total loans from PMA of $7.6 million and $14.3 million for the three months ended March 31, 2010 and 2009, respectively, which includes the cost of the loans.

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

FOX CHASE BANCORP, INC

Notes to the Unaudited Consolidated Financial Statements—(Continued)

NOTE 1 - PRINCIPLES OF CONSOLIDATION AND PRESENTATION

These interim financial statements do not contain all necessary disclosures required by GAAP for complete financial statements and therefore should be read in conjunction with the audited financial statements and the notes thereto included in Fox Chase Bancorp, Inc.’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 12, 2010. These financial statements include all normal and recurring adjustments which management believes were necessary in order to conform to GAAP. The results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010 or for any other period.

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

	Three Months Ended March 31,
	2010	2009

Net income	$551,000	$601,000

Weighted-average common shares outstanding (1)	13,609,187	14,021,468
Average common stock acquired by stock benefit plans:
Unvested shares – long-term incentive plan	(7,091)	(16,743)
ESOP shares unallocated	(418,691)	(457,054)
Shares purchased by trust	(201,054)	(246,209)

Weighted-average common shares used to calculate basic earnings per share	12,982,351	13,301,462
Dilutive effect of:
Unvested shares – long-term incentive plans	7,091	16,743
Restricted stock awards	2,010	1,576

Weighted-average common shares used to calculate diluted earnings per share	12,991,452	13,319,781

Earnings per share-basic	$0.04	$0.05
Earnings per share-diluted	$0.04	$0.05

Outstanding common stock equivalents having no dilutive effect	763,438	879,643

(1)	Excludes treasury stock.

FOX CHASE BANCORP, INC

Notes to the Unaudited Consolidated Financial Statements—(Continued)

NOTE 2 - INVESTMENT AND MORTGAGE RELATED SECURITIES

The amortized cost and fair value of securities available-for-sale as of March 31, 2010 and December 31, 2009 are summarized as follows:

	March 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	OTTI in AOCI	Fair Value
	(In Thousands)
Obligations of U.S. government agencies	$302	$1	$—	$—	$303
State and political subdivisions	8,513	132	(31)	—	8,614
Corporate securities	9,898	146		—	10,044

	18,713	279	(31)	—	18,961

Private label residential mortgage related security	609	28	—	(448)	189
Private label commercial mortgage related securities	16,975	465	—	—	17,440
Agency residential mortgage related securities	349,673	11,039	(138)	—	360,574

Total mortgage related securities	367,257	11,532	(138)	(448)	378,203

Total securities	$385,970	$11,811	$(169)	$(448)	$397,164

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	OTTI in AOCI	Fair Value
	(In Thousands)
Obligations of U.S. government agencies	$305	$1	$—	$—	$306
State and political subdivisions	9,199	130	(37)	—	9,292
Corporate securities	9,838	112	—	—	9,950

	19,342	243	(37)	—	19,548

Private label residential mortgage related security	628	15	—	(448)	195
Private label commercial mortgage related securities	17,607	249	(23)	—	17,833
Agency residential mortgage related securities	374,824	10,567	(500)	—	384,891

Total mortgage related securities	393,059	10,831	(523)	(448)	402,919

Total securities	$412,401	$11,074	$(560)	$(448)	$422,467

FOX CHASE BANCORP, INC

Notes to the Unaudited Consolidated Financial Statements—(Continued)

NOTE 2 - INVESTMENT AND MORTGAGE RELATED SECURITIES (CONTINUED)

The following tables show gross unrealized losses and fair value of securities, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2010 and December 31, 2009:

	March 31, 2010
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses Plus OTTI in AOCI	Fair Value	Unrealized Losses
	(In Thousands)
State and political subdivisions	$—	$—	$825	$(31)	$825	$(31)
Corporate securities	—	—	—	—	—	—

	—	—	825	(31)	825	(31)

Private label residential mortgage related security	—	—	189	(420)	189	(420)
Private label commercial mortgage related securities	—	—	—	—	—	—
Agency residential mortgage related securities	50,478	(138)	—	—	50,478	(138)

Total mortgage related securities	50,478	(138)	189	(420)	50,667	(558)

Total securities	$50,478	$(138)	$1,014	$(451)	$51,492	$(589)

	December 31, 2009
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses Plus OTTI in AOCI	Fair Value	Unrealized Losses
	(In Thousands)
State and political subdivisions	$—	$—	$819	$(37)	$819	$(37)
Corporate securities	—	—	—	—	—	—

	—	—	819	(37)	819	(37)

Private label residential mortgage related security	—	—	195	(433)	195	(433)
Private label commercial mortgage related securities	—	—	5,987	(23)	5,987	(23)
Agency residential mortgage related securities	51,801	(500)	—	—	51,801	(500)

Total mortgage related securities	51,801	(500)	6,182	(456)	57,983	(956)

Total securities	$51,801	$(500)	$7,001	$(493)	$58,802	$(993)

FOX CHASE BANCORP, INC

Notes to the Unaudited Consolidated Financial Statements—(Continued)

NOTE 2 - INVESTMENT AND MORTGAGE RELATED SECURITIES (CONTINUED)

The Company held a private label residential mortgage related security which had an amortized cost, prior to the identified credit related impairment, of $766,000 at March 31, 2010 and $785,000 at December 31, 2009, respectively. During the second quarter 2009, management’s analysis indicated that the security was other-than-temporarily impaired in the amount of $605,000, $157,000 of which was recognized on the statement of operations and $448,000, which was recognized in the statement of condition in other comprehensive income (before taxes). There was no additional other-than-temporary credit impairment charge on this investment through March 31, 2010. At March 31, 2010 and December 31, 2009, after other-than-temporary impairment charges, the private label residential mortgage related security had an amortized cost of $609,000 and $628,000, respectively, and a fair value of $189,000 and $195,000, respectively, with a remaining net unrealized loss, including other-than-temporary impairment in accumulated other comprehensive income, of $420,000 and $433,000, respectively. The remaining unrealized loss is not considered an other-than-temporary credit impairment, as management does not have the intention or requirement to sell this security.

The Company held six private label commercial mortgage backed securities (“CMBS”) with an amortized cost of $17.0 million at March 31, 2010 and $17.6 million at December 31, 2009. At March 31, 2010, all six CMBS were in an unrealized gain position with a total unrealized gain of $465,000. At December 31, 2009, the six CMBS had a net unrealized gain position totaling $226,000; comprised of four CMBS in an unrealized gain position of $249,000 and two CMBS in an unrealized loss of $23,000. Management believes the improvement in the net unrealized gain position was due to a reduction in the required yield on commercial mortgage related securities as the credit markets continued to improve in the first quarter 2010. At December 31, 2009, both securities in an unrealized loss were rated AAA.

The Company evaluates current characteristics of each of these private label securities such as fair value, delinquency and foreclosure levels, credit enhancement, projected losses, coverage and cash flows, on a quarterly basis. It is possible that the underlying collateral of these securities will perform worse than current expectations, which may lead to adverse changes in cash flows on these securities and potential future other-than-temporary impairment losses. Events that may trigger material declines in fair values for these securities in the future would include but are not limited to deterioration of credit metrics, significantly higher levels of default and severity of loss on the underlying collateral, deteriorating credit enhancement and loss coverage ratios, or further illiquidity.

There are 16 securities with a temporary impairment at March 31, 2010, 13 have a rating of AAA. The securities rated less than AAA are: (1) two state or political subdivision securities with a total fair value of $825,000, which do not have a rating and (2) one private label collateralized mortgage obligation, which was discussed above, with a fair value of $189,000 and a rating of BB+.

Securities that have been impaired greater than twelve months are the private label residential mortgage related security, which was identified and discussed in detail in the preceding paragraphs, and state and political subdivisions, the impairment of which was deemed temporary due to positive factors supporting the recoverability of these securities, and because the Company does not have the intention to sell the securities or will be more likely than not required to sell the securities prior to recovery of the amortized cost. Positive factors considered include timely principal payments and the financial health of the issuer.

FOX CHASE BANCORP, INC

Notes to the Unaudited Consolidated Financial Statements—(Continued)

NOTE 2 - INVESTMENT AND MORTGAGE RELATED SECURITIES (CONTINUED)

The amortized cost and estimated fair value of investment securities available-for-sale at March 31, 2010 and December 31, 2009 by contractual maturity are as follows:

	March 31, 2010		December 31, 2009
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)		(In Thousands)

Due in one year or less	$7,291	$7,369	$4,879	$4,922
Due after one year through five years	4,486	4,575	7,111	7,196
Due after five years through ten years	3,886	3,950	3,278	3,323
Due after ten years	3,050	3,067	4,074	4,107
Total mortgage related securities	367,257	378,203	393,059	402,919

	$385,970	$397,164	$412,401	$422,467

Securities with a carrying value of $20.6 million and $19.8 million at March 31, 2010 and December 31, 2009, respectively, were pledged to secure public deposits and for other purposes as required or permitted by law.

Securities with a carrying value of $61.6 million and $58.1 million, at March 31, 2010 and December 31, 2009, respectively, were pledged as collateral for $50.0 million in borrowed funds. See Note 6.

FOX CHASE BANCORP, INC

Notes to the Unaudited Consolidated Financial Statements—(Continued)

NOTE 3 - LOANS

The composition of net loans at March 31, 2010, and December 31, 2009 is provided below (in thousands).

	March 31, 2010	December 31, 2009
	(Unaudited)
Real estate loans:
One-to four-family	$265,578	$268,535
Multi-family and commercial	208,878	207,738
Construction	38,286	40,799

	512,742	517,072

Consumer loans:
Home equity	47,499	50,080
Home equity lines of credit	13,567	13,664
Other	5,505	5,618

	66,571	69,362

Commercial and industrial loans	76,423	55,434

Total loans	655,736	641,868

Deferred loan origination costs, net	78	33
Allowance for loan losses	(10,721)	(10,605)

Net loans	$645,093	$631,296

The following table presents changes in the allowance for loan losses (in thousands):

	Three Months Ended March 31,		Year Ended December 31,
	2010	2009	2009
	(Unaudited)
Balance, beginning	$10,605	$6,260	$6,260
Provision for loan losses	891	395	9,052
Loans charged off	(778)	(145)	(4,707)
Recoveries	3	—	—

Balance, ending	$10,721	$6,510	$10,605

As of March 31, 2010, the Bank had one interest rate swap agreement that was entered into during the quarter ended June 30, 2007. The Bank had entered into a 15-year fixed-rate commercial loan and the Bank’s risk management objective was to lock in the fair value of the loan. The Bank met this objective by entering into a swap agreement to exchange fixed-rate cash flows for variable rate cash flows. The fair value of the swap is recorded in other assets in the Company’s consolidated statements of condition. The Bank has not entered into a swap since the June 2007 quarter and currently does not consider itself to be an active participant in the swap market.

As of March 31, 2010 and December 31, 2009, the Bank’s swap agreement had a notional amount of $1.2 million. The Company is receiving a variable rate payment of three-month LIBOR plus 2.24% and is paying a fixed-rate payment of 7.43%. The swap matures in April 2022 and had a fair value loss position of $137,000 and $125,000 at March 31, 2010 and December 31, 2009, respectively. The Bank carries the loan at fair value. The loan is contractually current and the critical terms of the loan and the swap are a mirror image except that the loan includes a default interest rate clause. Accordingly, the Company has determined the fair value of the gain position of the loan approximates the fair value loss position of the swap as of March 31, 2010 and December 31, 2009, respectively.

FOX CHASE BANCORP, INC

Notes to the Unaudited Consolidated Financial Statements—(Continued)

NOTE 4 - MORTGAGE SERVICING ACTIVITY

Loans serviced for others are not included in the accompanying consolidated statements of condition. The unpaid principal balances of these loans were $84.8 million and $104.4 million at March 31, 2010 and 2009, respectively, and $88.2 million at December 31, 2009.

The following summarizes mortgage servicing rights for the three months ended March 31, 2010 and 2009 and the year ended December 31, 2009 (in thousands):

	Three Months Ended March 31,		Year Ended December 31,
	2010	2009	2009
	(Unaudited)
Balance, beginning	$683	$827	$827
Mortgage servicing rights amortized	(34)	(47)	(192)
Change in valuation allowance	3	(24)	48

Balance, ending	$652	$756	$683

At March 31, 2010, March 31, 2009 and December 31, 2009, the fair value of the mortgage servicing rights (“MSRs”) was $673,000 (unaudited), $775,000 (unaudited) and $703,000, respectively. The fair value at these dates was determined using a third-party valuation model that calculates the present value of estimated future servicing income. The model incorporates assumptions that market participants use in estimating future net servicing income, including estimates of prepayment speeds and discount rates. Mortgage loan prepayment speed is the annual rate at which borrowers are forecasted to repay their mortgage loan principal and is based on historical experience and current interest rates. The discount rate used to determine the present value of future net servicing income is the required rate of return the market would expect for an asset with similar risk. Both assumptions can, and generally will, change quarterly valuations as market conditions and interest rates change.

NOTE 5 - DEPOSITS

Deposits and their respective weighted average interest rate at March 31, 2010 and December 31, 2009 consist of the following (dollars in thousands):

	March 31, 2010		December 31, 2009
	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate	Amount
	(Unaudited)
Noninterest-bearing demand accounts	— %	$65,788	— %	$56,912
NOW accounts	0.64	41,105	0.63	41,369
Money market accounts	1.05	181,441	1.05	184,407
Savings and club accounts	0.15	53,075	0.15	51,563
Certificates of deposit	3.11	504,750	3.29	524,026

	2.12%	$846,159	2.27%	$858,277

FOX CHASE BANCORP, INC

Notes to the Unaudited Consolidated Financial Statements—(Continued)

NOTE 6 - BORROWINGS

Pursuant to collateral agreements with the Federal Home Loan Bank of Pittsburgh (the “FHLB”), advances are secured by qualifying first mortgage loans, qualifying fixed-income securities, FHLB stock and an interest-bearing demand deposit account with the FHLB. As of March 31, 2010, the Bank has $185.4 million in qualifying collateral pledged against its advances.

Maturity Date	Amount	Interest Rate	Strike Rate	Call Date	Rate if Called
	(in thousands)
August 2011	20,000	4.89%	7.50%	May 2010	LIBOR + .2175%
August 2011	10,000	4.87%	7.50%	May 2010	LIBOR + .2175%
July 2013	9,604	4.10%
December 2013	5,000	2.80%		December 2010	LIBOR + 1.04%
January 2015	21,484	3.49%
December 2015	5,000	3.06%		December 2011	LIBOR + 1.12%
November 2017	15,000	3.62%		November 2010	LIBOR + 0.10%
November 2017	15,000	3.87%		November 2011	LIBOR + 0.10%
December 2017	20,000	2.83%		June 2010	LIBOR + 0.11%
December 2018	5,000	3.15%		December 2012	LIBOR + 1.14%

	$126,088

For the two borrowings which have a “Strike Rate” disclosed in the above table, if three-month LIBOR is greater than or equal to the Strike Rate, the FHLB can notify the Bank of its intention to convert the borrowing to an adjustable-rate advance equal to three-month LIBOR (0.29% at March 31, 2010) plus .2175% on a quarterly basis. If converted to a floating rate, the Bank has the option to repay these advances at each of the option dates without penalty. Accordingly, the contractual maturities above may differ from actual maturities.

For the borrowings which have “Call Dates” disclosed in the above table, if the borrowing is called, the Bank has the option to either pay off the borrowing without penalty or the borrowings’ fixed rate resets to a variable LIBOR based rate, as noted in the above table. Subsequent to the call date, the borrowings are callable by the FHLB quarterly. Accordingly, the contractual maturities above may differ from actual maturities.

The Bank has a maximum borrowing capacity with the Federal Home Loan Bank of Pittsburgh of approximately $334.5 million at December 31, 2009, the latest date for which information is available.

As a member of the FHLB of Pittsburgh, the Bank is required to acquire and hold shares of capital stock in the FHLB of Pittsburgh in an amount of at least equal to 4.75% of its advances from the FHLB of Pittsburgh, plus 0.75% of the unused borrowing capacity. The Bank was in compliance with this requirement with a stock investment in the FHLB of Pittsburgh of $10.4 million at March 31, 2010.

The FHLB of Pittsburgh ceased paying a dividend on its common stock during the first quarter 2009 and has not paid a dividend through March 31, 2010. Additionally, the FHLB of Pittsburgh indicated it would not redeem any common stock associated with member advance repayments and that it may increase its individual member stock investment requirements. The FHLB of Pittsburgh is permitted to increase the amount of capital stock owned by the Company to 6.00% of a member’s advances, plus 1.50% of the unused borrowing capacity. As of March 31, 2010, the Company’s maximum stock obligation was $10.7 million.

FOX CHASE BANCORP, INC

Notes to the Unaudited Consolidated Financial Statements—(Continued)

NOTE 6 - BORROWINGS (CONTINUED)

Other Borrowed Funds

Other borrowed funds obtained from large commercial banks totaled $50.0 million at March 31, 2010. These borrowings contractually mature with dates ranging from November 2014 through November 2018 and may be called by the lender based on the underlying agreements. Subsequent to the call date, these borrowings are callable by the lender quarterly. Accordingly, the contractual maturities above may differ from actual maturities.

Maturity Date	Interest Rate	Call Date	Amount
			(in thousands)
November 2014	3.60%	May 2010	$20,000
September 2018	3.40%	September 2012	10,000
September 2018	3.20%	September 2012	5,000
October 2018	3.15%	October 2011	5,000
October 2018	3.27%	October 2011	5,000
November 2018	3.37%	November 2013	5,000

			$50,000

Mortgage-backed securities with a fair value of $61.6 million at March 31, 2010 were pledged as collateral for these other borrowed funds.

NOTE 7 - STOCK BASED COMPENSATION

During the three months ended March 31, 2010, the Company recorded $229,000 of stock based compensation expense in connection with the 2007 Equity Incentive Plan, comprised of stock option expense of $99,000 and restricted stock expense of $130,000.

The following is a summary of the Bancorp’s stock option activity and related information for the 2007 Equity Incentive Plan for the three months ended March 31, 2010:

	Number of Stock Options	Weighted Average Exercise Price

Outstanding at December 31, 2009	634,705	$11.79
Granted	—	—
Exercised	—	—
Expired	(1,200)	12.06
Forfeited	(3,400)	10.99

Outstanding at March 31, 2010	630,105	$11.80

Exercisable at March 31, 2010	229,781	$12.01

FOX CHASE BANCORP, INC

Notes to the Unaudited Consolidated Financial Statements—(Continued)

NOTE 7 - STOCK-BASED COMPENSATION (CONTINUED)

The following is a summary of the Company’s unvested options as of March 31, 2010 and changes therein during the three months then ended:

	Number of Stock Options	Weighted Average Grant Date Fair Value

Unvested at December 31, 2009	432,205	$3.11
Granted	—
Exercised	—	—
Vested	(28,481)	2.55
Forfeited	(3,400)	2.87

Unvested at March 31, 2010	400,324	$3.15

Expected future expense relating to the 400,324 non-vested options outstanding as of March 31, 2010 is $1.0 million over a weighted average period of 2.7 years.

The following is a summary of the status of the Company’s restricted stock as of March 31, 2010 and changes therein during the three months then ended:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2009	139,183	$11.94
Granted	—
Vested	(3,720)	10.24
Forfeited	(120)	12.38

Unvested at March 31, 2010	135,343	$11.98

Expected future compensation expense relating to the 135,343 restricted shares at March 31, 2010 is $1.3 million over a weighted average period of 2.6 years.

FOX CHASE BANCORP, INC

Notes to the Unaudited Consolidated Financial Statements—(Continued)

NOTE 8 - FAIR VALUE

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

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at March 31, 2010 and December 31, 2009:

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

Loans Receivable, Net

For variable-rate loans that reprice frequently and that entail no significant changes in credit risk, fair values are based on carrying values. To determine the fair values of loans that are not impaired, we employ discounted cash flow analyses that use interest rates and terms similar to those currently being offered to borrowers. This methodology is consistent with the guidance in ASC 825-10-55-3 “Financial Instruments,” and we believe our disclosures provide fair value that is more indicative of an entry price. We do not record loans at fair value on a recurring basis, except one loan associated with the interest rate swap. We record fair value adjustments to loans on a nonrecurring basis to reflect full and partial charge-offs due to impairment. For impaired loans, we use a variety of techniques to measure fair value, such as using the current appraised value of the collateral, discounting the contractual cash flows, and analyzing market data that we may adjust due to specific characteristics of the loan or collateral.

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

FOX CHASE BANCORP, INC

Notes to the Unaudited Consolidated Financial Statements—(Continued)

NOTE 8 - FAIR VALUE (CONTINUED)

Deposit Liabilities

Fair values for demand deposits (including NOW and money market accounts), savings and club accounts and money market deposits are, by definition, equal to the amount payable on demand at the reporting date. Fair values of fixed-maturity certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on similar instruments with similar maturities.

Federal Home Loan Bank Advances and Other Borrowed Funds

Fair value of Federal Home Loan Bank advances and other borrowed funds are estimated using projected discounted cash flow analyses, based on rates currently available to the Bank for advances with similar terms, and remaining maturities and call features, where applicable.

Off-Balance Sheet Financial Instruments

Fair value of commitments to extend credit are estimated using the fees currently charged to enter into similar agreements, taking into account market interest rates, the remaining terms and present credit worthiness of the counterparties.

The estimated fair values of the Company’s financial instruments at March 31, 2010 and December 31, 2009 were as follows (in thousands):

	March 31, 2010		December 31, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Financial assets:
Cash and cash equivalents	$51,178	$51,178	$65,418	$65,418
Investment securities available-for-sale	18,961	18,961	19,548	19,548
Private label residential mortgage related security	189	189	195	195
Private label commercial mortgage related securities	17,440	17,440	17,833	17,833
Agency residential mortgage related securities	360,574	360,574	384,891	384,891
Loans receivable, net	645,093	645,654	631,296	624,966
Federal Home Loan Bank stock	10,435	10,435	10,435	10,435
Accrued interest receivable	4,470	4,470	4,467	4,467
Mortgage servicing rights	652	673	683	703

Financial liabilities:
Savings and club accounts	53,075	53,075	51,563	51,563
Demand, NOW and money market deposits	288,334	288,334	282,688	282,688
Certificates of deposit	504,750	509,470	524,026	530,946
Federal Home Loan Bank advances	126,088	132,312	137,165	144,124
Other borrowed funds	50,000	48,224	50,000	47,529
Accrued interest payable	637	637	696	696

Off-balance sheet instruments	—	935	—	929

FOX CHASE BANCORP, INC

Notes to the Unaudited Consolidated Financial Statements—(Continued)

NOTE 8 - FAIR VALUE (CONTINUED)

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

The Company classified three types of financial instruments as Level 3 as of March 31, 2010. The first instrument is a private label collateralized mortgage obligation (“CMO”), the fair value of which, unlike U.S. agency mortgage related securities, is more difficult to determine because they are not actively traded in securities markets. The second type of instrument includes six private label commercial mortgage backed securities (“CMBS”), the fair value of which is also more difficult to determine because they are not actively traded in securities markets. The third instrument is a loan, which was recorded at fair value when the Company adopted ASC Topic 820 “Fair Value Measurements and Disclosures,” since lending credit risk is not an observable input for this individual commercial loan (see Note 3). The net unrealized loss, including other-than-temporary impairment in accumulated other comprehensive income, in the private label CMO was $420,000 at March 31, 2010 and $433,000 at December 31, 2009, respectively. As of March 31, 2010, all of the securities in the private label CMBS portfolio were at an unrealized gain position compared to December 31, 2009, which had two of the six securities at an unrealized loss position of a total of $23,000. The unrealized gain on the loan was $137,000 at March 31, 2010 compared to $125,000 at December 31, 2009.

The following tables, which set forth the Company’s fair value measurements included in the financial statements at March 31, 2010 and December 31, 2009, include (1) investment securities and mortgage related securities available-for-sale; (2) the two financial instruments, associated with the interest rate swap agreement as discussed in Note 3 and (3) tranches of MSRs recorded at fair value.

The following measures were made on a recurring basis as of March 31, 2010 and December 31, 2009:

		Fair Value Measurements at Reporting Date Using
Description	As of March 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
	(In Thousands)
Obligations of U.S. government agencies	$303	$—	$303	$—
State and political subdivisions	8,614	—	8,614	—
Corporate securities	10,044	—	10,044	—
Private label residential mortgage related security	189	—	—	189
Private label commercial mortgage related securities	17,440	—	—	17,440
Agency residential mortgage related securities	360,574	—	360,574	—
Loan	1,256	—	—	1,256
Swap contract	(137)	—	(137)	—

Total	$398,283	$—	$379,398	$18,885

FOX CHASE BANCORP, INC

Notes to the Unaudited Consolidated Financial Statements—(Continued)

NOTE 8 - FAIR VALUE (CONTINUED)

Description	As of December 31, 2009	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
	(In Thousands)
Obligations of U.S. government agencies	$306	$—	$306	$—
State and political subdivisions	9,292	—	9,292	—
Corporate securities	9,950	—	9,950	—
Private label residential mortgage related security	195	—	—	195
Private label commercial mortgage related securities	17,833	—	—	17,833
Agency residential mortgage related securities	384,891	—	384,891	—
Loan	1,259	—	—	1,259
Swap contract	(125)	—	(125)	—

Total	$423,601	$—	$404,314	$19,287

The following measures were made on a non-recurring basis as of March 31, 2010 and December 31, 2009:

Description	Balance	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
	(In Thousands)
As of March 31, 2010
Loan (1)	$—	$—	$—	$—
Mortgage servicing rights	595	—	595	—
Assets acquired through foreclosure (2)	5,076	—	—	5,076

Total	$5,671	$—	$595	$5,076

As of December 31, 2009
Loan (1)	$770	$—	$—	$770
Mortgage servicing rights	621	—	621	—
Assets acquired through foreclosure (2)	4,052	—	—	4,052

Total	$5,443	$—	$621	$4,822

(1)	At December 31, 2009, the loan was partially charged off based on the loan’s fair value, less cost to sell. Fair value was based on a sales agreement, which closed in January 2010, a Level 3 input. This loan was paid in full during the first quarter 2010. These amounts do not include fully charged-off loans, because we carry fully charged-off loans at zero on our balance sheet. Also, according to ASC 820, measurements for impaired loans that are determined using a present value technique are not considered fair value measurements under the standard and, therefore, are not included.
(2)	For assets acquired through foreclosure, we used Level 3 inputs, which consist of appraisals. Assets acquired through foreclosure are recorded on our balance sheet at fair value, net of costs to sell, when we obtain control of the property.

FOX CHASE BANCORP, INC

Notes to the Unaudited Consolidated Financial Statements—(Continued)

NOTE 8 - FAIR VALUE (CONTINUED)

The following tables include a roll forward of the financial instruments which fair value is determined using Significant Other Unobservable Inputs (Level 3) for the periods of January 1, 2009 to March 31, 2009 and January 1, 2010 to March 31, 2010.

	Private Label Residential Mortgage Security	Private Label Commercial Mortgage Securities	Loans	Total

Beginning balance, January 1, 2009	$269	$7,304	$1,425	$8,998
Purchases	—	3,945	—	3,945
Payments received	(23)	—	(14)	(37)
Premium amortization	—	(5)	—	(5)
Increase/(decrease) in value	(14)	690	(21)	655
Reclassification to Level 3	—	—	—	—

Ending balance, March 31, 2009	$232	$11,934	$1,390	$13,556

	Private Label Residential Mortgage Security	Private Label Commercial Mortgage Securities	Loan	Total

Beginning balance, January 1, 2010	$195	$17,833	$1,259	$19,287
Purchases	—	—	—	—
Payments received	(19)	(683)	(15)	(717)
Discount accretion	—	51	—	51
Increase in AOCI	13	239	12	264
Reclassification to Level 3	—	—	—	—

Ending balance, March 31, 2010	$189	$17,440	$1,256	$18,885

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

FOX CHASE BANCORP, INC

Notes to the Unaudited Consolidated Financial Statements—(Continued)

NOTE 9 - COMPREHENSIVE INCOME

Comprehensive income for the three months ended March 31, 2010, and 2009 is as follows (in thousands):

	Three Months Ended March 31,
	2010	2009
	(Unaudited)

Net income	$551	$601

Other comprehensive income:

Unrealized holding gains arising during the period, net of tax ($419 and $1,371 for three months ended March 31, 2010 and 2009, respectively)	708	2,593

Other comprehensive income	708	2,593

Comprehensive income	$1,259	$3,194

NOTE 10 - ACCOUNTING PRONOUNCEMENTS

ASC Topic 860—Transfers and Servicing (Statement No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140) (ASC 860). This accounting guidance was originally issued in June 2009 and is now incorporated in ASC 860. The guidance amends the derecognition guidance and eliminates the concept of qualifying special-purpose entities (“QSPEs”). ASC 860 is effective for fiscal years and interim periods beginning after November 15, 2009. The Company adopted ASC 860 effective January 1, 2010 and it did not have a material effect on the Company’s financial position or results of operations.

ASC Topic 810—Consolidation (Statement No. 167, Amendments to FASB Interpretation No. 46R) (ASC 810) This accounting guidance was originally issued in June 2009 and is now incorporated in ASC 810. The guidance amends the consolidation guidance applicable to variable interest entities (“VIE”s). An entity would consolidate a VIE, as the primary beneficiary, when the entity has both of the following characteristics: (a) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (b) the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE. Ongoing reassessment of whether an enterprise is the primary beneficiary of a VIE is required. This guidance is effective for fiscal years and interim periods beginning after November 15, 2009. The Company adopted ASC 810 effective January 1, 2010 and it did not have a material effect on the Company’s financial position or results of operations.

Accounting Standards Update (ASU) 2010-05—Fair Value Measurements and Disclosures (Topic 820): Measuring Liabilities at Fair Value. The ASU amends Subtopic 820-10 to clarify certain issues with the accounting guidance for determining the fair value of liabilities. Specifically, the guidance states that, when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustments to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The guidance also provides clarification on measuring liabilities at fair value when a quoted price in an active market is not available. In such circumstances, the ASU specifies that a valuation technique should be applied that uses either the quoted prices of the liability when traded as an asset, the quoted prices for similar liabilities or similar liabilities when traded as assets, or another valuation technique consistent with existing fair value measurement guidance. The amendments are effective for annual or interim reporting periods beginning after December 15, 2009. The Company adopted this ASU effective January 1, 2010 and it did not have a material effect on the Company’s financial position or results of operations.

FOX CHASE BANCORP, INC

Notes to the Unaudited Consolidated Financial Statements—(Continued)

NOTE 10 - ACCOUNTING PRONOUNCEMENTS (CONTINUED)

Accounting Standards Update (ASU) 2010-06—Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. The ASU amends Subtopic 820-10 with new disclosure requirements and clarification of existing disclosure requirements. New disclosures required include the amount of significant transfers in and out of levels 1 and 2 fair value measurements and the reasons for the transfers. In addition, the reconciliation for level 3 activity will be required on a gross rather than net basis. The ASU provides additional guidance related to the level of disaggregation in determining classes of assets and liabilities and disclosures about inputs and valuation techniques. The amendments are effective for annual or interim reporting periods beginning after December 15, 2009, except for the requirement to provide the reconciliation for level 3 activity on a gross basis, which will be effective for fiscal years beginning after December 15, 2010. The Company adopted this ASU effective January 1, 2010, except for the requirement to provide the reconciliation for level 3 activity on a gross basis, which the Company plans to adopt effective January 1, 2011. As the Company did not have any significant transfers in and out of levels 1 and 2 fair value measurements, the adoption of this ASU did not have a material effect on the Company’s financial position or results of operations.

NOTE 11 - SECOND STEP CONVERSION

On March 10, 2010, the Boards of Directors of the Company, Fox Chase MHC and the Bank adopted a Plan of Conversion and Reorganization (the “Plan”) pursuant to which the Bank will reorganize from the mutual holding company structure to the stock holding company structure. Pursuant to the terms of the Plan, shares of the Company’s common stock held by persons other than Fox Chase MHC will be converted into shares of a new Maryland corporation pursuant to an exchange ratio designed to preserve their aggregate percentage ownership interest. The new Maryland holding company will offer shares of its common stock for sale to the Bank’s eligible account holders, to the Bank’s tax-qualified employee benefit plans and to members of the general public in a subscription and community offering in the manner, and subject to the priorities, set forth in the Plan. The transactions contemplated by the Plan were conditionally approved by the Office of Thrift Supervision on May 14, 2010. The Plan is also subject to approval by the shareholders of the Company and members of Fox Chase MHC, which is scheduled to occur on June 24, 2010. If the conversion and offering are completed, conversion costs will be netted against the offering proceeds. If the conversion and offering are terminated, such costs will be expensed. As of March 31, 2010, the Company had incurred approximately $490,000 of conversion costs.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This quarterly report contains forward-looking statements that are based on assumptions and may describe future plans, strategies and expectations of the Company. These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and its subsidiary include, but are not limited to, changes in interest rates, national and regional economic conditions, legislative and regulatory changes, monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality and composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company’s market area, changes in real estate market values in the Company’s market area, changes in relevant accounting principles and guidelines and the inability of third party service providers to perform their functions. Additional factors that may affect our results are discussed in the section titled “Risk Factors” in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 12, 2010, and its other Securities and Exchange Commission reports.

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

Allowance for Loan Losses. The allowance for loan losses is maintained at a level representing management’s best estimate of known and inherent losses in the loan portfolio, based on management’s evaluation of the portfolio’s collectibility. The allowance is established through the provision for loan losses, which is charged against income. Management estimates the allowance balance required using loss experience in particular segments of the portfolio, the size and composition of the loan portfolio, trends and absolute levels of nonperforming loans, trends and absolute levels of classified and criticized loans, trends and absolute levels in delinquent loans, trends in risk ratings, trends in industry charge-offs by particular segments and changes in existing general economic and business conditions affecting our lending areas and the national economy. Additionally, for loans identified by management as impaired, management will provide a specific loan loss provision based on the expected discounted cash flows of the loan, or for loans determined to be collateral dependent, a specific loan loss provision is established based on appraised value less costs to sell. Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment. Among the material estimates required to establish the allowance are: loss exposure at default; the amount and timing of future cash flows on impaired loans; value of collateral; and determination of loss factors to be applied to the various elements of the portfolio. All of these estimates are susceptible to significant change. Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if actual conditions differ substantially from the assumptions used in making the evaluation. Further, current economic conditions have increased the uncertainty inherent in these estimates and assumptions. In addition, the Office of Thrift Supervision, as an integral part of its examination process, periodically reviews our allowance for loan losses. Such agency may require us to recognize adjustments to the allowance based on its judgments about information available to it at the time of its examination. A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would negatively affect earnings.

Valuation and Other-Than-Temporary Impairment of Investment Securities. Investment securities are reviewed quarterly to determine whether the fair value is below the current carrying value. When the fair value of any of our investment securities has declined below its current carrying value, management is required to assess whether the decline is other-than-temporary. A review of other-than-temporary impairment requires companies to make certain judgments regarding the nature of the decline, and the probability, extent and timing of a valuation recovery and Fox Chase Bancorp’s intent to sell the security or if it is more likely than not that the security will be required to be sold before recovery its amortized cost. Pursuant to these requirements, we assess valuation declines to determine the extent to which such changes are attributable to (1) fundamental factors specific to the issuer, such as financial condition, business prospects or other factors, or (2) market-related factors, such as required market yields, interest rates or equity market declines. If the decline in the market value of a security is determined to be other-than-temporary, the credit portion of the impairment is written down through earnings and the non-credit portion is an adjustment to other comprehensive income. Fox Chase Bancorp recorded an other-than-temporary impairment charge of $605,000 during the second quarter of 2009, $157,000 of which was recognized on the statement of operations and $448,000 of which was recognized on the statements of condition in other comprehensive income (before taxes). There was no additional other-than-temporary credit impairment charge on this investment since June 30, 2009. See Note 2 to the consolidated financial statements for a schedule that shows gross unrealized losses, fair value of securities as well as the impairment loss and other-than-temporary impairment write down, aggregated by security category and length of time that individual securities have been in continuous unrealized loss position at March 31, 2010 and December 31, 2009, and Note 8 for a discussion related to the determination of fair value.

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

Comparison of Financial Condition at March 31, 2010 and December 31, 2009

Total assets decreased $17.4 million, or 1.5%, to $1.16 billion at March 31, 2010, compared to $1.17 billion at December 31, 2009. Cash and cash equivalents decreased $14.2 million from December 31, 2009 to March 31, 2010 as funds were used to pay off $11.0 million in advances from the Federal Home Loan Bank. Loans increased $13.8 million from December 31, 2009 to March 31, 2010. Commercial and industrial loans increased $21.0 million, primarily as a result of loans originated by a middle market group of lenders hired during 2009. Commercial construction loans decreased by $2.5 million as we de-emphasized construction lending during the past year and commercial real estate loans increased by $1.1 million. Additionally, our one- to four-family real estate loans decreased $3.0 million and our consumer loans decreased $2.8 million. The decrease in consumer loans was due to Fox Chase Bancorp’s decision to de-emphasize these types of loans as a result of the current economic environment. Mortgage related securities available-for-sale decreased $24.7 million, as cash repayments exceeded new purchases during the three months ended March 31, 2010. Investment related securities available for sale decreased $587,000, primarily due to bond calls by state and political subdivisions.

Deposits decreased $12.1 million, or 1.4%, from $858.3 million at December 31, 2009 to $846.2 million at March 31, 2010. Certificates of deposits decreased $19.3 million, or 3.7%, and money market accounts decreased $3.0 million, or 1.6%, from December 31, 2009 to March 31, 2010. These decreases were offset by increases in noninterest-bearing demand accounts of $8.9 million, or 15.6%, and in savings and club accounts of $1.5 million, or 2.9%, from December 2009 to March 2010. The decrease in certificates of deposits relates primarily to customer redemptions associated with certificates of deposit obtained during a pricing promotion offered in the first quarter of 2009. The increase in noninterest-bearing demand accounts was primarily due to deposits obtained from new commercial borrowing relationships.

Stockholders’ equity increased $1.6 million to $125.2 million at March 31, 2010 compared to $123.6 million at December 31, 2009 primarily due to unrealized gains, net of taxes, on the investment portfolio of $7.3 million compared to $6.5 million at December 31, 2009 and net income of $551,000 for the three months ended March 31, 2010.

Comparison of Operating Results for the Three Months Ended March 31, 2010 and 2009

General. Net income decreased $50,000, or 8.3%, to $551,000 for the three months ended March 31, 2010, compared to $601,000 for the three months ended March 31, 2009. The decrease in net income was due to an increase in the loan loss provision of $496,000, an increase of $229,000 in noninterest expense, primarily the result of an increase of $131,000 in FDIC premiums, and an increase of $17,000 in income tax expense, offset by an increase in net interest income of $636,000 and an increase in noninterest income of $56,000.

Net Interest Income. Net interest income increased $636,000, or 11.0%, during the three months ended March 31, 2010, compared to the same period in 2009 primarily due to an increase in interest income of $720,000 offset by a $84,000 increase in interest expense. The increase in interest income was primarily due to an increase in the average balance of total interest earning assets of $187.1 million, offset by a decrease in the average yield on interest-earning assets from 5.10% to 4.49%. The increase in average balances of interest-earning assets was primarily due to: (1) an increase in the average balance of loans of $42.1 million during the respective quarterly periods primarily related to Fox Chase Bancorp’s focus on increasing its levels of commercial loans; (2) an increase in the average balance of mortgage related securities of $125.6 million during the respective quarterly periods; and (3) an increase in the average balance of interest-earning demand deposits of $48.7 million offset by a decrease of $18.2 million in money market funds. The decrease in yield on interest-earning assets was primarily due to a reduction in overall interest rates from 2009 to 2010.

The increase in interest expense was primarily due to an increase in the average balances of interest-bearing liabilities of $180.4 million offset by a decrease in the average cost of interest bearing-liabilities from 3.14% to 2.59%. The increase in the average balance of interest-bearing liabilities was primarily due to an increase in the average balance of interest-bearing deposits of $197.8 million offset by a decrease in the average balance of Federal Home Loan Bank advances of $16.4 million and a decrease in the average balance of other borrowed funds of $1.0 million. The increase in the average balance of interest-bearing deposits was primarily the result of a promotion offered by Fox Chase Bank in the first quarter of 2009 as well as maintaining competitive rates on money market accounts throughout the second and third quarters of 2009. The decrease in average cost of interest bearing-liabilities was primarily due to a reduction in overall interest rates from 2009 to 2010.

The following table summarizes average balances and average yields and costs of interest-earning assets and interest-bearing liabilities for the three months ended March 31, 2010 and 2009. Yields are not presented on a tax-equivalent basis. Any adjustments necessary to present yields on a tax-equivalent basis are insignificant.

	Three Months Ended March 31,
	2010			2009
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Interest-earning demand deposits	$60,602	$99	0.66%	$11,855	$1	0.04%
Money market funds	—	—	—	18,183	38	0.84%
Mortgage-related securities	395,077	3,612	3.66%	269,523	3,255	4.83%
Taxable securities	20,744	77	1.48%	21,820	125	2.29%
Nontaxable securities	8,931	89	4.01%	14,538	143	3.93%
Loans (1):
Residential loans	268,869	3,582	5.33%	261,767	3,733	5.70%
Commercial loans	305,730	4,184	5.47%	263,353	3,594	5.46%
Consumer loans	67,963	1,016	5.98%	75,317	1,050	5.58%

Total Loans	642,562	8,782	5.47%	600,437	8,377	5.58%
Allowance for loan losses	(10,851)			(6,356)

Net loans	631,711	8,782		594,081	8,377

Total interest-earning assets	1,117,065	12,659	4.49%	930,000	11,939	5.10%

Noninterest-earning assets	43,850			36,266

Total assets	$1,160,915			$966,266

Liabilities and equity:
Interest-bearing liabilities:
NOW and money market deposit accounts	$218,635	526	0.98%	$140,727	629	1.81%
Savings accounts	52,110	19	0.15%	52,244	32	0.25%
Certificates of deposit	519,770	4,033	3.15%	399,700	3,718	3.77%

Total interest-bearing deposits	790,515	4,578	2.35%	592,671	4,379	3.00%

FHLB advances	130,101	1,217	3.74%	146,524	1,330	3.63%
Other borrowed funds	50,000	427	3.42%	50,993	429	3.36%

Total borrowings	180,101	1,644	3.65%	197,517	1,759	3.56%

Total interest-bearing liabilities	970,616	6,222	2.59%	790,188	6,138	3.14%

Noninterest-bearing deposits	60,010			46,950
Other noninterest-bearing liabilities	5,076			6,820

Total liabilities	1,035,702			843,958

Retained earnings	117,793			121,364
Accumulated comprehensive income	7,420			944

Total stockholder’s equity	125,213			122,308

Total liabilities and stockholders’ equity	$1,160,915			$966,266

Net interest income		$6,437			$5,801

Interest rate spread			1.90%			1.96%
Net interest margin			2.26%			2.45%
Average interest-earning assets to average interest-bearing liabilities			115.09%			117.69%

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

	Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009
	Increase (Decrease) Due to
	Rate	Volume	Net

Interest and dividend income:
Interest-earning demand deposits	$93	$5	$98
Money market funds	—	(38)	(38)
Mortgage related securities	(1,160)	1,517	357
Taxable securities	(42)	(6)	(48)
Nontaxable securities	2	(56)	(54)
Loans:
Residential loans	(252)	101	(151)
Commercial loans	12	578	590
Consumer loans	68	(102)	(34)

Total loans	(172)	577	405

Total interest-earning assets	(1,279)	1,999	720

Interest Expense:
NOW and money market deposits	(452)	349	(103)
Savings accounts	(13)	—	(13)
Certificates of deposit	(802)	1,117	315

Total interest-bearing deposits	(1,267)	1,466	199

FHLB advances	7	(120)	(113)
Other borrowed funds	36	(38)	(2)

Total borrowings	43	(158)	(115)

Total interest-bearing liabilities	(1,224)	1,308	84

Net change in net interest income	$(55)	$691	$636

Provision for Loan Losses. Fox Chase Bancorp recorded a provision for loan losses of $891,000 for the three months ended March 31, 2010 compared to $395,000 for the three months ended March 31, 2009. The increase in the provision was a result of downgrades within the commercial loan portfolio, additional provision on the mortgage loan portfolio, primarily because of an increase in nonperforming loans, and an increase in commercial loans.

The following table provides information with respect to our nonperforming assets at the dates indicated. We had troubled debt restructurings totaling $1.2 million related to three residential mortgage loans as of March 31, 2010 and December 31, 2009, respectively.

	At March 31, 2010	At December 31, 2009
	(Dollars in thousands)
	(Unaudited)
Nonperforming loans:
One- to four-family real estate	$8,256	$7,740
Multi-family and commercial real estate	6,147	4,738
Construction	12,950	15,739
Consumer	602	612
Commercial and industrial	568	250

Total	28,523	29,079

Accruing loans past due 90 days or more:
Multi-family and commercial real estate	—	601

Total	—	601

Total of nonperforming loans and accruing loans past due 90 days or more	28,523	29,680

Assets acquired through foreclosure	5,076	4,052

Total nonperforming assets	$33,599	$33,732

Total nonperforming loans and accruing loans past due 90 days or more to total loans	4.35%	4.62%
Total nonperforming loans to total assets	2.47	2.53
Total nonperforming assets to total assets	2.91	2.87

Nonperforming assets decreased $133,000 to $33.6 million at March 31, 2010 from $33.7 million at December 31, 2009. Significant changes in nonperforming assets include a reduction in nonperforming construction loans of $2.8 million due to a sale of property at a residential housing development with net proceeds of $1.3 million to the Bank, and the reclassification of one loan to assets acquired through foreclosure in the amount of $889,000 after a charge-off of $675,000; offset by (1) an increase in multi-family and commercial real estate loans of $1.4 million due to one loan in the amount of $2.2 million secured by a commercial business located in Philadelphia County, Pennsylvania offset by the paydown of a $771,000 loan due to the sale of an underling property on another loan in this category; and (2) an increase in one- to four-family real estate loans of $516,000 due to an additional loan.

At March 31, 2010, nonperforming assets were comprised of the following:

•

Five construction loans for residential developments, the largest of which was a $5.8 million loan collateralized by a residential housing development in Cape May County, New Jersey. The four other nonperforming construction loans totaled $7.1 million at March 31, 2010 and are collateralized by a condominium project located in Atlantic County, New Jersey, land associated with an apartment complex development located in Sussex County, Delaware, a townhome project located in Montgomery County, Pennsylvania and a single family residential development in Montgomery County, Pennsylvania.

•	Five multi-family and commercial real estate loans, the largest of which was a $2.6 million loan secured by a self-storage facility located in Burlington County, New Jersey.

•	Two commercial and industrial loans located in Philadelphia County, Pennsylvania and Atlantic County, New Jersey.

•	Eleven one-to four-family real estate loans, the largest of which is a $4.3 million loan secured by a residential home located in Somerset County, New Jersey.

•	Five consumer loans, each of which is secured by a second or third mortgage position.

•

Five properties in assets acquired through foreclosure, consisting of a single family residential development located in Atlantic County, New Jersey with a book value of $2.1 million, a condominium project located in Philadelphia County, Pennsylvania with a book value of $1.7 million, a residential home located in Atlantic County, New Jersey with a book value of $889,000, a single family residential home in Atlantic County, New Jersey with a book value of $216,000 and a single family residential home located in Bucks County, Pennsylvania with a book value of $168,000.

Our methodology for assessing the appropriateness of the allowance for loan losses consists of a specific allowance on impaired loans and a general valuation allowance on the remainder of the loan portfolio. Although we determine the amount of each element of the allowance separately, the entire allowance for loan losses is available for the losses on entire portfolio.

Our allowance for loan losses was $10.7 million, which represented 1.63% of total loans and 37.6% of nonperforming loans at March 31, 2010, compared to our allowance for loan losses of $10.6 million, which represented 1.65% of total loans and 35.7% of nonperforming loans at December 31, 2009.

Impaired loans requiring an allowance for loan losses increased to $26.4 million at March 31, 2010 compared to $26.2 million at December 31, 2009. Our specific allowance for loan losses for impaired loans was $4.0 million and the general valuation allowance for the loan portfolio was $6.7 million at March 31, 2010; compared to specific allowance for loan losses for impaired loans of $4.3 million and the general valuation allowance for the loan portfolio of $6.3 million at December 31, 2009.

The following table provides information about delinquencies in our loan portfolio at the dates indicated.

	At March 31, 2010		At December 31, 2009
	30-59 Days Past Due	60-89 Days Past Due	30-59 Days Past Due	60-89 Days Past Due
	(In thousands)
One- to four-family real estate	$238	$316	$678	$—
Multi-family and commercial real estate	—	—	198	2,303
Consumer:
Home equity loans and lines of credit	386	124	393	3
Other	7	—	—	—

Total	$631	$440	$1,269	$2,306

Total delinquent loans decreased to $1.1 million at March 31, 2010 as compared to $3.6 million at December 31, 2009. The decrease was primarily due to one $2.3 million multi-family and commercial real estate loan, which was paying current, but 60 days past its contractual maturity date at December 31, 2009 and was renewed during the first quarter of 2010. At March 31, 2010, delinquent loans were comprised of fourteen different loan relationships. The largest relationship was a $295,000 home equity loan secured by a second lien position on a residential property located in Atlantic County, New Jersey.

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

Noninterest Income. The following table summarizes noninterest income for the three months ended March 31, 2010 and 2009.

	Three Months Ended March 31,
	2010	2009	$ Change	% Change
Service charges and other fee income	$253	$170	$83	48.8%
Net gain on sale of loans	—	3	(3)	(100.0)
Income on bank-owned life insurance	115	109	6	5.5
Other	35	65	(30)	(46.2)

Total noninterest income	$403	$347	$56	16.1%

Service charges and other fee income increased as a result of a $50,000 increase in loan fee income and a $33,000 increase in retail fee income. The increase in loan fee income was due to: (1) a $23,000 increase in net loan servicing income, which included a reduction in valuation allowance on Fox Chase Bank’s mortgage servicing rights of $3,000 in the quarter ended March 31, 2010 compared to an increase in this valuation allowance of $24,000 in the quarter ended March 31, 2009 resulting in a net $27,000 increase; and (2) an increase of $27,000 in other loan fee income, which was related to an increase in unused line of credit fees on commercial and industrial loans and fees on commercial loan accounts. The increase in retail fee income was the result of increased ATM fees based on higher usage and an increase in cash management fees as the number of such accounts continuing to grow. These increases were offset by a decrease in other income primarily as a result of a decrease of $42,000 of income earned on Fox Chase Bank’s investment in Philadelphia Mortgage Advisors, Inc., due to lower volume of mortgage loans sold during the quarter ended March 31, 2010, offset by a $10,000 increase in merchant processing fees.

Noninterest Expense. The following table summarizes noninterest expense for the three months ended March 31, 2010 and 2009.

	Three Months Ended March 31,
	2010	2009	$ Change	% Change
	(In thousands)
Salaries, benefits and other compensation	$2,983	$2,850	$133	4.7%
Occupancy expense	499	495	4	0.8
Furniture and equipment expense	143	221	(78)	(35.3)
Data processing costs	369	385	(16)	(4.2)
Professional fees	262	266	(4)	(1.5)
Marketing expense	71	84	(13)	(15.5)
FDIC premiums	372	241	131	54.4
Other	481	409	72	17.6

Total noninterest expense	$5,180	$4,951	$229	4.6%

The increase in noninterest expense was primarily a result of: (1) an increase in FDIC insurance premiums due to an increased assessment for the three months ended March 31, 2010 by 3 basis points to 15.6 basis points as well as an increase in average deposits; (2) an increase in salaries, benefits and other compensation primarily a result of the hiring of a middle market team of lenders in June 2009; and (3) an increase in other expense driven by a $34,000 valuation allowance on assets acquired through foreclosure and a $42,000 increase in losses on checking accounts. These increases were offset by a reduction of furniture and equipment expense, primarily as a result of certain fixed assets becoming fully depreciated in 2009.

Income Taxes. The income tax provision for the three months ended March 31, 2010 was $218,000 compared to $201,000 for the three months ended March 31, 2009. Fox Chase Bancorp’s effective income tax rate was 28.3% and 25.1% for the three months ended March 31, 2010 and 2009, respectively. The rates reflect Fox Chase Bancorp’s level of tax-exempt interest income and tax-exempt bank-owned life insurance income for both periods, relative to the overall level of pre-tax income.

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

The following table presents certain of our contractual obligations as of March 31, 2010 and December 31, 2009.

Contractual Obligations	Total	Payments Due by Period
		Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
	(In thousands)

At March 31, 2010
Operating lease obligations (1)	$1,105	$483	$622	$—	$—
FHLB advances and other borrowings (2)	209,213	10,865	49,370	50,167	98,811
Other long-term obligations (3)	5,771	1,701	3,003	1,067	—

Total	$216,089	$13,049	$52,995	$51,234	$98,811

At December 31, 2009
Operating lease obligations (1)	$1,229	$494	$735	$—	$—
FHLB advances and other borrowings (2)	221,937	20,890	49,737	51,348	99,962
Other long-term obligations (3)	6,046	1,684	2,981	1,381	—

Total	$229,212	$23,068	$53,453	$52,729	$99,962

(1)	Represents lease obligations for operations center, one loan production office and equipment.
(2)	Includes principal and projected interest payments.
(3)	Represents obligations to the Company’s third party data processing provider and other vendors.

We regularly adjust our investments in liquid assets based upon our assessment of: (1) expected loan demand; (2) expected deposit flows; (3) maturities of FHLB advances and other borrowings; (4) expected repayments of loans and investments; (5) yields available on interest-earning deposits and securities; and (6) the objectives of our asset/liability management policy. We use a variety of measures to assess our liquidity needs, which are provided to our Asset/Liability Management Committee on a regular basis.

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At March 31, 2010, cash and cash equivalents totaled $51.2 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $397.2 million at March 31, 2010. In addition, at December 31, 2009, the latest date available, we had the ability to borrow a total of approximately $334.5 million from the FHLB. On March 31, 2010, we had $126.1 million of borrowings outstanding with the FHLB as well as $50.0 million of borrowings outstanding with another financial institution.

At March 31, 2010, we had $124.6 million in loan commitments outstanding, which consisted of $2.7 million of mortgage loan commitments, $23.1 million in home equity and consumer loan commitments, $98.8 million in commercial loan commitments and $268,000 in standby letters of credit.

Certificates of deposit due within one year of March 31, 2010 totaled $318.3 million, representing 63.1% of certificates of deposit at March 31, 2010, a decrease from 64.7% at December 31, 2009. As a result of a pricing promotion in March 2009, $130.6 of the certificates of deposit mature in the third quarter of 2010. We believe the large percentage of certificates of deposit that mature within one year reflect customers’ hesitancy to invest their funds for long periods in the current low interest rate environment as well as the successful efforts of the March 2009 promotion. We are implementing marketing and pricing strategies that we believe will help retain a significant portion of these maturities. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2010.

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

	Three Months Ended March 31, 2010	Year Ended December 31, 2009
	(In thousands)
Investing activities:
Loan originations	$(45,524)	$(211,062)
Other decreases in loans	33,100	155,765
Purchase of loans and loan participations	(3,304)	(127)
Security purchases	(13,630)	(313,473)
Security sales	—	77,531
Security maturities, calls and principal repayments	32,711	117,024
Financing activities:
Changes in deposits	(12,118)	249,805
Net decrease in FHLB advances	(11,077)	(9,214)
Purchase of treasury stock	—	(4,521)

The Bancorp is a separate entity and apart from the Bank and must provide for its own liquidity. As of March 31, 2010, the Bancorp had $4.6 million in cash and cash equivalents compared to $12.4 million as of December 31, 2009. During the three months ended March 31, 2010, the Bancorp contributed $7.5 million to the Bank in the form of a capital contribution. In addition to its operating expenses, the Bancorp may utilize its cash position for the payment of dividends to stockholders or to repurchase common stock. Through March 31, 2010, no dividends have been paid. Substantially all of the Bancorp’s cash and cash equivalents was obtained from proceeds it retained from its initial public offering in 2006. The Bancorp can receive dividends from the Bank. Payment of such dividends to the Bancorp by the Bank is limited under federal law. The amount that can be paid in any calendar year, without prior regulatory approval, cannot exceed the retained net earnings (as defined) for the year plus the preceding two calendar years. The Bancorp believes that such restriction will not have an impact on the Bancorp’s ability to meet its ongoing cash obligations.

Capital Management. The Bank is subject to various regulatory capital requirements administered by the Office of Thrift Supervision, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At March 31, 2010, the Bank exceeded all of regulatory capital requirements and was considered a “well capitalized” institution under regulatory guidelines.

The following table presents the Bank’s capital ratios and the minimum capital requirements to be considered “well capitalized” by the OTS as of March 31, 2010 and December 31, 2009:

	Ratio	Minimum to be Well Capitalized
March 31, 2010:
Total risk-based capital (to risk-weighted assets)	17.33%	≥	10.0%
Tier 1 capital (to risk-weighted assets)	16.12%	≥	6.0%
Tier 1 capital (to adjusted assets)	9.37%	≥	5.0%

December 31, 2009:
Total risk-based capital (to risk-weighted assets)	16.57%	≥	10.0%
Tier 1 capital (to risk-weighted assets)	15.41%	≥	6.0%
Tier 1 capital (to adjusted assets)	8.51%	≥	5.0%

Total stockholders’ equity to total assets was 10.8% at March 31, 2010 and 10.5% at December 31, 2009. The Company’s financial condition and results of operations have been enhanced by the capital from the initial public offering in 2006, resulting in increased net interest-earning assets. However, the large increase in equity resulting from the capital raised in the offering has had an adverse impact on our return on equity. The Company may use capital management tools such as cash dividends and share repurchases as well as improving operating income to increase its return on equity.

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

For the period ended March 31, 2010, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

At March 31, 2010, there has not been any material change to the market risk disclosure from that contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Item 4T.	Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”): (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, no change in the Company’s internal control over financial reporting occurred during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially effect, Company’s internal control over financial reporting.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009, which could materially affect our business, financial condition or future results. As of March 31, 2010, the risk factors of the Company have not changed materially from those reported in the Company’s Annual Report on Form 10-K. The risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On May 21, 2009, the Company announced that the Board of Directors approved the repurchase of up to 327,000 shares of the Company’s common stock. The Company did not repurchase any of its securities during the three months ended March 31, 2010. As of March 31, 2010, 237,437 shares remain available for repurchase. This repurchase program will continue until it is completed or terminated by the Board of Directors.

Item 3.	Defaults upon Senior Securities

Not applicable.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

2.0	Plan of Conversion and Reorganization, as amended and restated (1)

3.1	Charter of Fox Chase Bancorp, Inc. (2)

3.2	Bylaws of Fox Chase Bancorp, Inc. (3)

4.1	Stock Certificate of Fox Chase Bancorp, Inc. (2)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.0	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

(1)	Incorporated by reference to this document from the exhibits to the Company’s Registration Statement on Form S-1/A as filed with the Securities and Exchange Commission on April 26, 2010.
(2)	Incorporated by reference to this document from the exhibits to the Company’s Registration Statement on Form S-1 (File No. 333-134160), as amended, initially filed with the Securities and Exchange Commission on May 16, 2006.
(3)	Incorporated by reference to this document from the exhibits to the Company’s Quarterly Report on Form 8-K filed with the Securities and Exchange Commission on March 10, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FOX CHASE BANCORP, INC.

Dated: May 17, 2010	By:	/S/ THOMAS M. PETRO
Thomas M. Petro
President and Chief Executive Officer
(principal executive officer)

Dated: May 17, 2010	By:	/S/ ROGER S. DEACON
Roger S. Deacon
Chief Financial Officer
(principal financial officer)